Form 10-Q
period 1999-12-31
KOLORFUSION INTERNATIONAL INC
filed 2000-02-22
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number
                       ---------------------------------------------------------

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              COLORADO                                  84-1317836
------------------------------------     ---------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                  14510 East Fremont Ave., Englewood, CO 80112
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 690-2910
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___


   19,157,561    Common Shares were outstanding as of February 15, 2000
----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

             Condensed Balance Sheets
               December 31, 1999 (Unaudited) and
                 June 30, 1999                                                 1

             Statements of Operations
               Three months ended December 31, 1999 and 1998
                 and Six months ended December 31, 1999 and 1998 (Unaudited)   2

             Condensed Statements of Cash Flows
               Six months ended December 31, 1999 and 1998                     3

             Selected Notes to Condensed Financial
               Statements (Unaudited)                                          4


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                           December 31,      June 30,
             ASSETS                                            1999            1999
                                                          ------------     ------------
                                                           (Unaudited)      (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                             $     41,701     $    118,867
    Trade accounts receivable                                   17,102           56,978
    Inventories                                                 75,537           74,067
    Prepaid expenses                                                --               --
                                                          ------------     ------------
             Total current assets                              134,340          249,912

OTHER ASSETS:
    Patents, net                                             2,092,361        2,779,721
    Other                                                           --            1,270
                                                          ------------     ------------
                                                             2,092,361        2,780,991

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                      223,259          260,127
                                                          ------------     ------------

                                                          $  2,449,960     $  3,291,030
                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                      $    111,470     $    111,327
    Current obligation on payable to individual                189,000          189,000
    Current portion of long-term debt                            9,979           11,000
    Payable to stockholders                                    280,000          200,000
    Accrued interest payable                                   225,906          132,905
    Other accrued expense                                        2,123               --
                                                          ------------     ------------
             Total current liabilities                         818,478          644,232

PAYABLE TO INDIVIDUAL                                        1,804,898        1,804,898

LONG-TERM DEBT                                                   7,679            7,679

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                19,158           18,933
    Additional paid-in capital                               7,829,899        7,650,124
    Accumulated deficit                                     (8,030,152)      (6,834,836)
                                                          ------------     ------------
                                                              (181,095)         834,221
                                                          ------------     ------------

                                                          $  2,449,960     $  3,291,030
                                                          ============     ============


Note: The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                  Six Months Ended
                                                    December 31                        December 31
                                           -----------------------------     -----------------------------
                                               1999             1998             1999              1998
                                           ------------     ------------     ------------     ------------
Revenues                                   $     37,212     $     51,052     $    105,529     $    128,194

Expenses:
    Cost of sales                                83,443           70,736          204,251          146,471
    Selling, general and administrative         252,727          261,712          523,838          520,640
    Impairment loss                             564,210               --          564,210               --

Other income (expense)                           (1,019)          (1,097)          (8,546)         (80,407)
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (864,187)    $   (282,493)    $ (1,195,316)    $   (619,324)
                                           ============     ============     ============     ============


Loss per common share                      $       (.05)    $       (.02)    $       (.06)    $       (.04)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.05)    $       (.02)    $       (.06)    $       (.04)
                                           ============     ============     ============     ============

Weighted average outstanding shares          19,115,894       16,959,480       19,074,228       15,817,192
                                           ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                    December 31
                                                          -----------------------------
                                                              1999             1998
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (1,195,316)    $   (619,324)
    Depreciation and amortization                              162,488          165,416
    Impairment loss                                            564,210               --
    Change in:
        Accounts receivable                                     39,876           38,438
        Inventories                                             (1,470)         (28,033)
        Accounts payable                                           143           23,467
        Other accrued expenses                                  95,124           66,782
                                                          ------------     ------------
             Net cash used in operating activities            (334,945)        (353,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements
       and equipment                                            (2,470)         (27,815)
    Decrease in other assets                                     1,270               --
                                                          ------------     ------------
             Net cash used in investing activities              (1,200)         (27,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                 180,000          670,000
    Proceeds from payable to stockholder                        80,000               --
    Payments on long-term debt                                  (1,021)        (139,232)
                                                          ------------     ------------
             Net cash provided by financing activities         258,979          530,768
                                                          ------------     ------------

             Net increase (decrease) in cash                   (77,166)         149,699

Cash and cash equivalents:
    Beginning of period                                        118,867           57,334
                                                          ------------     ------------

    End of period                                         $     41,701     $    207,033
                                                          ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Condensed Financial Statements:

          The condensed balance sheet as of December 31, 1999, the statement of operations for the periods ended December 31, 1999 and 1998, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year.


Note 2.   Impairment Loss:

          Based on an assessment of the value of its patents, the Company determined that the carrying amount was impaired and reduced the patent value by $564,210. The remaining amount is being amortized over nine years.


Note 3.   Stockholders' Equity:

          During the six months ended December 31, 1999, stockholders' equity changed for net loss of $1,195,316 and for the issuance of common stock for $180,000.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Based on the assessment of the value of the patents held by the Company the value of the patents was reduced by $564,210 in the six months ended December 31, 1999. As a result of the lower value of the patents stockholders' equity was reduced from a positive amount to a deficit of $181,095.

         Revenues decreased in the quarter ended December 31, 1999 to $37,212 from $51,052 in 1998. The decline is due to the lack of long term processing contracts.

         Cost of sales increased in the quarter ended December 31, 1999 to $83,443 from $70,736 in 1998. The cost of sales increase was due to the allocation of salary overhead and the expansion of leased facilities and equipment. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses decreased in 1999 to $252,727 from $261,712 in 1998.

         The result was a net loss in the quarter ended December 31, 1999 of $864,187 compared to a net loss of $282,493 in the same quarter in 1998.

         Revenues decreased in the six months ended December 31, 1999 to $105,529 from $128,194 in 1998. The decline is due to the lack of long term processing contracts.

         Cost of sales increased in the six months ended December 31, 1999 to $204,251 from $146,471 in 1998. The cost of sales increase was due to the allocation of salary overhead and the expansion of leased facilities and equipment. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 1999 to $523,838 from $520,640 in 1998.

         The result was a net loss in the six months ended December 31, 1999 of $1,195,316 compared to a net loss of $619,324 in the same period in 1998.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KOLORFUSION INTERNATIONAL, INC.



Date:                                  By: /s/ Steve Nagel
                                           -------------------------------------

                                           Chairman of the Board and Director
                                           President