Form 10-Q
period 2000-03-31
KOLORFUSION INTERNATIONAL INC
filed 2000-05-12
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number               0-28351
                       ---------------------------------------------------------

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               COLORADO                                    84-1317836
-----------------------------------------      ---------------------------------
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


    19,157,561   Common Shares were outstanding as of May 15, 2000
-----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

              Condensed Balance Sheets
                March 31, 2000 (Unaudited) and
                  June 30, 1999                                                1

              Statements of Operations
                Three months ended March 31, 2000 and 1999
                  and Nine months ended March 31, 2000 and 1999 (Unaudited)    2

              Condensed Statements of Cash Flows
                Nine months ended March 31, 2000 and 1999 (Unaudited)          3

              Selected Notes to Condensed Financial
                Statements (Unaudited)                                         4


   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                            March 31,        June 30,
             ASSETS                                           2000             1999
                                                          ------------     ------------
                                                           (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                             $     16,494     $    118,867
    Trade accounts receivable                                   18,951           56,978
    Inventories                                                 71,653           74,067
                                                          ------------     ------------
             Total current assets                              107,098          249,912

OTHER ASSETS:
    Patents, net                                             2,009,961        2,779,721
    Other                                                           --            1,270
                                                          ------------     ------------
                                                             2,009,961        2,780,991

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                      195,781          260,127
                                                          ------------     ------------


                                                          $  2,312,840     $  3,291,030
                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                      $    105,160     $    111,327
    Current obligation on payable to individual                189,000          189,000
    Current portion of long-term debt                            1,189           11,000
    Payable to stockholders                                    440,000          200,000
    Accrued interest payable                                   272,406          132,905
    Other accrued expense                                        8,795               --
                                                          ------------     ------------
             Total current liabilities                       1,016,550          644,232

PAYABLE TO INDIVIDUAL                                        1,804,898        1,804,898

LONG-TERM DEBT                                                   7,679            7,679

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                19,158           18,933
    Additional paid-in capital                               7,829,899        7,650,124
    Accumulated deficit                                     (8,365,344)      (6,834,836)
                                                          ------------     ------------
                                                              (516,287)         834,221
                                                          ------------     ------------


                                                          $  2,312,840     $  3,291,030
                                                          ============     ============


Note: The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                      March 31                          March 31
                                           -----------------------------     -----------------------------
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------
Revenues                                   $     62,329     $    161,452     $    167,858     $    289,646

Expenses:
    Cost of sales                               135,000           27,895          339,251          174,366
    Selling, general and administrative         171,737          386,310          695,575          960,950
    Impairment loss                                  --               --          564,210               --

Other income (expense)                          (90,784)          98,936          (99,330)          18,529
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (335,192)    $   (153,817)    $ (1,530,508)    $   (773,141)
                                           ============     ============     ============     ============


Loss per common share                      $       (.02)    $       (.01)    $       (.08)    $       (.05)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.02)    $       (.01)    $       (.08)    $       (.05)
                                           ============     ============     ============     ============

Weighted average outstanding shares          19,157,561       18,521,769       19,102,005       16,718,718
                                           ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                       KOLORFUSION INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                Nine Months Ended
                                                                    March 31
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (1,530,508)    $   (773,141)
    Depreciation and amortization                              272,675          221,526
    Impairment loss                                            564,210               --
    Change in:
        Accounts receivable                                     38,027          (43,294)
        Inventories                                              2,414          (43,188)
        Accounts payable                                        (6,167)          20,017
        Other accrued expenses                                 148,296            1,140
                                                          ------------     ------------
             Net cash used in operating activities            (511,053)        (616,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements
       and equipment                                            (2,779)         (30,363)
    Decrease in other assets                                     1,270           15,372
                                                          ------------     ------------
             Net cash used in investing activities              (1,509)         (14,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                 180,000          750,000
    Proceeds from payable to stockholder                       240,000               --
    Payments on long-term debt                                  (9,811)        (124,340)
                                                          ------------     ------------
             Net cash provided by financing activities         410,189          625,660
                                                          ------------     ------------

             Net decrease in cash                             (102,373)          (6,271)

Cash and cash equivalents:
    Beginning of period                                        118,867           57,334
                                                          ------------     ------------

    End of period                                         $     16,494     $     51,063
                                                          ============     ============


See Notes to Condensed Financial Statements.

                       KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Condensed Financial Statements:

            The condensed balance sheet as of March 31, 2000, the statement of operations for the periods ended March 31, 2000 and 1999, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 audited financial statements. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.     Impairment Loss:

            Based on an assessment of the value of its patents, the Company determined that the carrying amount was impaired and reduced the patent value by $564,210. The remaining amount is being amortized over nine years.


Note 3.     Stockholders' Equity:

            During the nine months ended March 31, 2000, stockholders' equity changed for net loss of $1,530,508 and for the issuance of common stock for $180,000.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Revenues decreased in the quarter ended March 31, 2000 to $62,329 from $161,452 in 1999. The decline is due to the lack of long term processing contracts. Cost of sales increased in the quarter ended March 31, 2000 to $135,000 from $27,895 in 1999. The cost of sales increase was due to the re-allocation of salary overhead and the expansion of leased facilities and equipment between production and administration in comparison to the same quarter of 1999. The Company expects the sales and profit margins to increase as it acquires new customers and licensees. Selling, general and administrative expenses decreased in the third quarter to $171,737 from $386,310 in 1999. The result was a net loss in the quarter ended March 31, 2000 of $335,192 compared to a net loss of $153,817 in the same quarter in 1999.

         Revenues decreased in the nine months ended March 31, 2000 to $167,858 from $289,646 in 1999. The decline is due to the lack of long term processing contracts. Cost of sales increased in the nine months ended March 31, 2000 to $339,251 from $174,366 in 1999. The cost of sales increase was again due to the re-allocation of salary overhead and the expansion of leased facilities and equipment between production and administration. The Company expects the sales and profit margins to increase as it acquires new customers and licensees for its technology. Selling, general and administrative expenses decreased in the first nine months to $695,575 as compared to $960,950 in the first nine months of the previous year.. The result was a net loss in the nine months ended March 31, 2000 of $1,530,508 compared to a net loss of $773,141 in the same period in 1999.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.     Exhibits and Reports on Form 8-K

            (a)   27 - Financial Data Schedule

            (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KOLORFUSION INTERNATIONAL, INC.



Date: 5/11/00                          By: /s/ Stephen R. Nagel
                                           -------------------------------------
                                           Stephen R. Nagel
                                           Chairman of the Board and Director
                                           President