Form 10-K
period 2000-06-30
KOLORFUSION INTERNATIONAL INC
filed 2000-09-28
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000
                           Commission File No. 0-28351

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                     84-1317836
  (State or other jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                            14510 East Fremont Avenue
                            Englewood, Colorado 80112
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (303) 690-2910

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                         Common Stock, ($.001 par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,703,747.

18,956,561 shares of Registrant's Common Stock, $.001 par value were outstanding on June 30, 2000, prior to the effectiveness of the latest practicable date.

                                    CONTENTS
                                    --------                             Page
                                                                         ----
PART I

         Item 1.  BUSINESS                                                3

         Item 2.  PROPERTY                                                6

         Item 3.  LEGAL PROCEEDINGS                                       6

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                     6

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                 6

         Item 6.  SELECTED FINANCIAL DATA                                 7

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                               8

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                     10

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                   10

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                         10

         Item 11. EXECUTIVE COMPENSATION                                 11

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                       11

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                           12
PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                      12

                                     PART I

Item 1. - BUSINESS

         Kolorfusion International, Inc. is a Colorado corporation, formed on May 17, 1995, to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. Its principal office is located at 14510 East Fremont Avenue, Englewood, Colorado.

         Kolorfusion is a process that allows the transfer of colors and patterns into coated metal, wood, and glass and directly into a plastic surface that is not flat; the colors do not peel, and they are resistant to ultra violet rays.

         The coloring and design of the products is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers using the process for the decoration of aluminum brief cases, lazer cut metal art, motorcycle fenders and tanks, crowd control railings, skateboard wheels, drum sticks, wheelchairs, table lamps, pocket knives and clocks. These applications and more are anticipated as the Company is currently working with manufacturers of chairs, toy guns, kitchen appliances, automobile wheels, skis, aluminum tanks, office furniture, plumbing fixtures, 2-way radios and other electronic products.

         The process uses a transfer material (Kolortex(TM)) with special inks that may be any color that the user desires. The end user may use any color, or combination of colors, and any design or logo desired that are printed on the Kolortex. The only limitations are the imagination and desires of the customer. The Kolortex is placed around the product. The product, wrapped in the Kolortex, is then placed in a carrier (Kolorclam(TM)) that allows for a total vacuum. The Kolorclam is then placed in a heating chamber which allows the inks to leave the Kolortex and penetrate into the coated product. Plastic and aluminum may be treated directly, steel, glass and other surfaces must first be coated. Temperature heating ranges from 280 to 400 degrees Fahrenheit, and the time of heating is dependent on the product and its characteristics.

         The process patents were granted to a French inventor, Mr. Claveau, by the United States Patent Office on May 3, 1994, and by the Canadian Patent Office on March 26, 1996. The exclusive license for the US and Canada was first assigned to the Company's founders, Steve Nagel and Michael Harrop in May, 1994, and recorded by the US and Canadian Patent Offices. The exclusive license was transferred to the Company, and then the Company purchased the patents from the inventor under a Purchase Agreement on October 17, 1995. The purchase agreement is for 25,000,000 French Francs, or, at the exchange rate, approximately $5,000,000 United States dollars. There was a down payment of $500,000 and the remainder is payable monthly over 9 years with no interest. There are no royalties. The exclusive license for Brazil was assigned in February, 1997 for a shared revenue agreement, which may be purchased at a later time. The United States and Canadian patents expire 20 years from the date of application, which will be November 16, 2012. Additional related patents have been developed by the Company. The Company maintains a relationship with the inventor as new advances are achieved in the ink transfer process technology.

         The Company has registered its tradename and trademark design in the United States, Canada and Brazil.

         The Company has established a processing center at its place of business in suburban Denver, Colorado, and it is actively using the process to process products. The Company has dedicated 13,000 square feet of its space to production, with two Koloclam processing units.

         The Company has had no dependence upon a significant customer or supplier to date.

COMPETITION

         There is no direct competition because the Company uses a patented process that is unique in the market. There are companies that are near direct competition. The most direct competition is "cubic printing," also known as hydrographics. This is a technology from Japan that has over 65 licensees in 22 countries. Cubic printing uses a film of patterns and colors floating on a water bath, so that when a product is dipped through the bath, the film attaches to the product's surface, which is then over-coated with a spray on coating. This system is quoted in the market as significantly higher in cost than the Kolorfusion Process, and is not capable of full three dimension printing. As with all superficially applied decoration durability and abrasion resistances are inferior to the Company's process. Typical examples of parts decorated with the cubic printing method are plastic molded parts in automobiles with a wood grain finish or camouflage decorated parts of archery. Companies now using cubic printing in the United States include The Colorworks, Inc., Oakley, Inc., Designer Molding, Plastic Dress-up Co., Revolution Technologies, Inc. and Spectrum Cubic, Inc. Cubic printing is mostly limited to the esthetic segment of the decoration market because the graphic will severely distort when applied and alignment of the graphic on the part in a specific position is impossible. Only when the esthetic design is also functional, such as in camouflage patterns can cubic printing add a practical value to a product. Other liabilities of the cubic printing process are that it requires an overcoat, and lead times to obtain new designs are many months.

         In mold decoration covers all decoration technologies that are applied to injection molded parts as part of the molding process. Included in this family are multi-shot, multi-color molding which is several different colored polymers are combined into a single molded part using a complex injection tool. First a base color polymer is injected creating the body of the part. In mold decoration does not compete directly with the Company, because it is limited to plastic parts with high volumes, usually small in size. In essence it is laminating a decal to a plastic surface, control switches in autos is a good example.

         Indirect competition can be defined very broadly to include pad printing, screen printing, hot stamping, specialty paints and coatings. Pad printing can conform to minor curves and contours, as can screen painting and hot stamping. All are surface decorations and are therefore prone to scratching. All serve both esthetic and decorative market segments, except specialty paints and coatings, which includes textures and suspensions of glitter or metallic flakes. Other decoration methods such as silk screening or decals have limited utilization as the cost and/or durability make them non competitive for most dimensional decoration requirements. Many products are decorated with a combination of colored coatings with silk screen and decals.

         Management of the Company has had extensive discussions with customers and prospects, and have found that in some instances the process will reduce the finishing cost of the product, and in some instances will increase the cost. Pricing is based on several factors, including volume, type of product, amount of Kolortex used and handling and processing time. The cost of typical items are: roller blade wheels at $.30-.50 per wheel, bicycle wheels at $2.50-4.00 per wheel, bicycle frames at $12.00 -$30.00, baseball bats at $3.00-4.50, hockey sticks at $3.00-4.00 and gift ware items from $1.00-$1.50.

         Transportation of the products to be processed creates an expense problem for customers, and the Company believes that it will be necessary to open additional centers in key geographical centers to attract those customers for which transportation cost is a factor.

LICENSING

         The Company is also seeking to make license agreements with manufacturers for their specific products when the process is to be used on a large scale. The Company has license agreements with Ace Industries, Inc. of Chicago for lighting fixtures, and Sunrise Medical Corporation for wheelchairs at this time. The plan is to charge a license fee of $20,000 per year. The license would be renewable for three successive five year periods at $20,000 per year. There will be minimum monthly payments to be recaptured by deductions against invoices for Kolortex media purchases or royalty payments. The licensee will need to purchase equipment that will cost between $50,000 and $400,000 depending on size and volume of the products to be processed.

         The Company rents space in a suburban Denver, Colorado industrial park. It rents 18,000 square feet of space used for office, processing and storage. There are 11 employees in addition to the officers.


Item 2. - PROPERTY

         The Company leases office, warehouse and production space in suburban Denver for a monthly rental of $12,000.


Item 3. - LEGAL PROCEEDINGS

         The Company is the plaintiff in a lawsuit pending in Araphoe County District Court against its former Vice President Mark Poole and Lazart, Inc. The Company seeks yet to be determined damages related to misappropriation of Company information, trade secrets and breach of fiduciary duties. The Company feels that the case will be tried or resolved in 2001.

         The Company's primary patent has been placed for re-examination by the U.S. Patent Trademark Office at the request of Valmont, Inc. The Company believes that its patents will be continued as valid, and will contest any present or future claims as they may arise against the Company's intellectual property currently owned or later developed.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------
             HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Company's common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2000 the following brokerage firms were making a market in the Company's common stock: Wien Securities, Mayer & Schwitzer, Herzog Heine

Geduld, Inc, Hill Thompson Magid & Co., Sharpe Capital, Inc., Protective Group Securities, Knight Securities, Inc. and USCC Trading/a division of Fleet Securities.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                          Price per Share
                                                      ----------------------
                                                      High               Low
                                                      ----------------------
Fiscal year 1999
         First Quarter (January 1, 1999         $      1.75       $      0.875
         through March 31, 1999)

         Second Quarter (April 1, 1999          $      1.375      $      0.6875
         through June 30, 1999)

         Third Quarter (July 1, 1999            $      1.03125    $      0.28125
         through September 30, 1999)

         Fourth Quarter (October 1, 1999
         through December 31, 1999)             $      .44        $      .20

Fiscal year 2000
         First Quarter (January 1, 2000
         through March 31, 2000)                $      2.00       $      .27

         Second Quarter (April 1, 2000
         through June 30, 2000)                 $      1.60       $      .50


         There are 76 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - SELECTED FINANCIAL DATA

                                    Fiscal Years Ended June 30,
                                  -------------------------------
                                    2000                  1999
                                  -----------         -----------
Income Statement Data
   Net Sales                      $   225,804         $   361,044
   Net Income (loss)              $(1,793,512)        $(1,395,528)
Per Share Data
Net Income (loss)                 $      (.09)        $      (.08)


                                           As of June 30,
                                  -------------------------------
                                    2000                  1999
                                  -----------         -----------
Balance Sheet Data
   Total Assets                   $ 2,287,506         $ 3,291,030
   Total Liabilities              $ 3,222,797         $ 2,456,809
   Stockholders' Equity (Deficit) $  (935,291)        $   834,221


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Management of the Company seeks to have the Company attain a positive cash flow during fiscal year 2001. The achievement of this goal will be determined by the rate of acceptance and the implementation of the technology by its customers and licensees.

         Current sales result from initial testing and sampling invoices, limited production runs and license fees. To date the Company has not entered into a long term contract for processing to establish a continuing base of sales upon which to build. Accordingly comparative sales during this stage of the business will show increases and decreases from quarter to quarter until such contracts or business relationships are made. The Company plans to enter into processing contracts and additional licensing agreements to achieve a continuous growth in sales.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1999.

         Revenues decreased in 1999 to $361,044 from $592,394 in 1998. There were decreased license and royalty fees and lower sales in 1999 to account for the difference.

         Costs of sales decreased in 1999 to $314,879 from $529,661 in 1998 as a result of lower sales in 1999.

         Selling, general and administrative expenses increased in 1999, to $1,355,363 from $1,179,719 in 1998. The selling, general and administrative expense increased 15%, which is primarily attributable to additional legal fees and salaries. Interest expense was less in 1999, $315,733, from $1,294,729 in 1998.

         The result was that there was a net loss of $1,395,528 in 1999, compared to a net loss of $2,326,743 in 1998. The net loss per share in 1999 was $.08 compared to a net loss per share of $.17 in 1998.


YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 2000.

         Revenues decreased in 2000 to $225,804 from $361,044 in 1999. There were decreased sales in 2000 to account for the difference.

         Costs of sales increased in 2000 to $387,453 from $314,879 in 1999.

         Selling, general and administrative expenses decreased in 2000, to $978,751 from $1,355,363 in 1999.

         The result was that there was a net loss of $1,793,512 in 2000, compared to a net loss of $1,395,528 in 1999. The net loss per share in 2000 was $.09 compared to a net loss per share of $.08 in 1999. This includes an impairment loss of the patent of $564,210 for the year ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2000 was $8,628,348. It has been able to maintain a positive cash position solely through financing activities. As a result of this, and the fact that the Company's current liabilities exceed its current assets, the independent auditor has issued a going concern opinion.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales. In the event that sales continue to decline the Company may have to seek additional funds through equity sales. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

         The contract with the inventor is payable in French Francs. From the time of the contract to this time the exchange rate has worked in favor of the Company. The

Company had a gain in foreign currency transactions in 2000 of $132,890, as compared to a gain in foreign currency transactions of $250,123 in 1999. These gains were the result of devaluation of the French franc compared to the U.S. dollar. In the event that the exchange rate should reverse the Company will attempt to hedge its obligation.


Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                                Age              Position
----                                ---              --------
Thomas Gerschman                    43               Chairman

Stephen Nagel                       50               President, Director

Kenneth Bradley                     52               Secretary

         Thomas Gerschman, Mr. Gerschman is the Chairman, and a Director of the Company. Mr. Gerschman has been the President of Mount Keene, Inc., a corporation for investment banking, since 1989 and of Summore Plastics, Inc., a plastic molding company, since 1990. Neither business interferes with the Company. He became a director of the Company, and Chairman in 1999.

         Stephen Nagel, Mr. Nagel is President and a Director. Mr. Nagel was the CEO of Rescon Technology, a manufacturer of construction materials from 1976 to 1992, and the founding CEO of Selectronics, a consumer electronics and software publisher from 1983 to 1991, both public companies. He has an MBA from Arizona State University and a JD from the University of Wyoming. Mr. Nagel has been President and a Director since inception of the Company.

         Kenneth Bradley, Mr. Bradley is the Secretary. Mr. Bradley has worked for the accounting firm of McGladrey Pullen since 1976. He is now a Senior Manager in Casper, Wyoming. Mr. Bradley's duties are minimal, and he spends very little time on the affairs of the Company.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. The Company paid $85,000 in 1999 and $79,000 in 2000 to Nagel Enterprises as consulting fees, an entity wholly owned by Stephen Nagel, in lieu of compensation to Mr. Nagel. There is no written contract or obligation for the payments to Mr. Nagel. The Company also paid fees to Mount Keen, an entity owned by Thomas Gershman, $30,000 in 1999 and $60,000 in 2000.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

         There are presently 18,956,561 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2000, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                            Shares of        Percent of
Name                      Common Stock        Ownership
-------------------------------------------------------

Thomas Gerschman              46,875             1%

Stephen Nagel              6,388,000            34%

Philippe Nordman           8,916,690            47%

Directors and Officers     6,434,875            34%
as a group

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended June 30, 2000, and June 30, 1999.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c)  No report was filed on Form 8-K.

         (d)  There are no exhibits.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 27, 2000



                                            KOLORFUSION INTERNATIONAL, INC.




                                            by /s/ Stephen Nagel
                                               --------------------------------

                         KOLORFUSION INTERNATIONAL, INC.


                                FINANCIAL REPORT

                             JUNE 30, 2000 AND 1999

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Kolorfusion International, Inc.


         We have audited the accompanying balance sheets of Kolorfusion International, Inc., as of June 30, 2000 and 1999, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceeded its current assets as of June 30, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Virchow, Krause & Company, LLP


Bloomington, Minnesota
August 11, 2000

                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 2000 and 1999

             ASSETS                                                              2000                1999
                                                                              -----------         -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $    10,785         $   118,867
    Trade accounts receivable, no allowance for
        doubtful accounts considered necessary                                     22,956              56,978
    Inventories                                                                   102,750              74,067
                                                                              -----------         -----------
             Total current assets                                                 136,491             249,912

OTHER ASSETS:
    Patents, less accumulated amortization
        2000 $1,723,189; 1999 $912,809                                          1,969,341           2,779,721
    Other                                                                           1,270               1,270
                                                                              -----------         -----------
                                                                                1,970,611           2,780,991
LEASEHOLD IMPROVEMENTS AND EQUIPMENT,
    less accumulated depreciation and amortization
    2000 $240,295; 1999 $153,670                                                  180,404             260,127
                                                                              -----------         -----------
                                                                              $ 2,287,506         $ 3,291,030
                                                                              ===========         ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                          $   181,502         $   111,327
    Current obligation on payable to individual                                 1,861,008             189,000
    Current portion of long-term debt                                              14,881              11,000
    Payable to stockholders                                                       780,000             200,000
    Accrued interest payable                                                      385,406             132,905
                                                                              -----------         -----------
             Total current liabilities                                          3,222,797             644,232

PAYABLE TO INDIVIDUAL, less current obligation,
    secured by patent                                                                  --           1,804,898

LONG-TERM DEBT, less current portion                                                   --               7,679

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized
        2000 18,956,561; 1999 18,932,561 shares issued and outstanding             18,957              18,933
    Additional paid-in capital                                                  7,674,100           7,650,124
    Accumulated deficit                                                        (8,628,348)         (6,834,836)
                                                                              -----------         -----------
                                                                                 (935,291)            834,221
                                                                              -----------         -----------
                                                                              $ 2,287,506         $ 3,291,030
                                                                              ============        ============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                    Years Ended June 30, 2000, 1999 and 1998

                                                                   2000               1999               1998
                                                               ------------       ------------       ------------
Revenues:
    Sales                                                      $    201,807       $    358,044       $    472,394
    License and royalty revenue                                      23,997              3,000            120,000
                                                               ------------       ------------       ------------
                                                                    225,804            361,044            592,394

Expenses:
    Cost of sales                                                   387,453            314,879            529,661
    Selling, general and administrative expenses                    978,751          1,355,363          1,179,719
    Impairment loss                                                 564,210                 --                 --
                                                               ------------       ------------       ------------

             Operating loss                                      (1,704,610)        (1,309,198)        (1,116,986)

Other income (expense):
    Gain on foreign currency transactions                           132,890            250,123             75,457
    Interest and other income (expense)                              40,732            (20,720)             9,515
    Interest expense                                               (262,524)          (315,733)        (1,294,729)
                                                               ------------       ------------       ------------
                                                                    (88,902)           (86,330)        (1,209,757)
                                                               ------------       ------------       ------------

             Net loss                                          $ (1,793,512)      $ (1,395,528)      $ (2,326,743)
                                                               ============       ============       ============


Loss per share                                                 $       (.09)      $       (.08)      $       (.17)
                                                               ============       ============       ============

Shares used in computing loss per common equivalent share        18,940,561         16,967,294         13,296,245
                                                               ============       ============       ============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Years Ended June 30, 2000, 1999 and 1998

                                             Common Stock                Additional
                                    -------------------------------        Paid-In        Accumulated
                                        Shares           Amount            Capital          Deficit            Total
                                    --------------   --------------    --------------   --------------    --------------
Balance at June 30, 1997                12,330,000   $       12,330    $      256,370   $   (3,092,655)   $   (2,823,955)
    Shares issued for cash               1,000,000            1,000           899,000            -               900,000
    Shares issued for compensation         788,000              788           378,242            -               379,030
    Conversion of debt                     633,571              634           622,368            -               623,002
    Shares repurchased                     (90,000)             (90)            -              (19,910)          (20,000)
    Stock issuance costs                     -                -               (64,651)           -               (64,651)
    Net loss                                 -                -                 -           (2,326,743)       (2,326,743)
                                    --------------   --------------    --------------   --------------    --------------

Balance at June 30, 1998                14,661,571           14,662         2,091,329       (5,439,308)       (3,333,317)
    Shares issued for cash                 941,501              942           970,385            -               971,327
    Conversion of debentures
       and premium                       3,182,114            3,182         4,441,182            -             4,444,364
    Shares issued for debt                  50,000               50            49,950            -                50,000
    Shares issued for services              97,375               97            97,278            -                97,375
    Net loss                                 -                -                 -           (1,395,528)       (1,395,528)
                                    --------------   --------------    --------------   --------------    --------------

Balance at June 30, 1999                18,932,561           18,933         7,650,124       (6,834,836)          834,221
    Shares issued for services              24,000               24            23,976            -                24,000
    Net loss                                 -                -                 -           (1,793,512)       (1,793,512)
                                    --------------   --------------    --------------   --------------    --------------

Balance at June 30, 2000                18,956,561   $       18,957    $    7,674,100   $   (8,628,348)   $     (935,291)
                                    ==============   ==============    ==============   ==============    ==============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2000, 1999 and 1998

                                                                     2000              1999              1998
                                                                 -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(1,793,512)      $(1,395,528)      $(2,326,743)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                 332,795           323,740           442,184
       Gain on foreign currency transactions                        (132,890)         (250,123)          (75,457)
       Stock issued for services                                      24,000            97,375                --
       Loss on disposal of fixed assets                                   --            73,399                --
       Amortization of prepaid interest                                   --                --            83,333
       Interest converted to debt                                    252,501            51,330            21,312
       Impairment loss                                               564,210                --            75,030
       (Increase) decrease in trade accounts receivable               34,022            11,560           (48,955)
       (Increase) decrease in inventories                            (28,683)          (37,565)           (5,589)
       (Increase) decrease in prepaid expenses                            --            16,545               113
       Increase (decrease) in accounts payable                        70,175            16,477           (49,074)
       Increase (decrease) in accrued interest                            --            53,836         1,018,799
       Increase (decrease) in deferred revenue                            --           (10,000)           10,000
                                                                 -----------       -----------       -----------
        Net cash used in operating activities                       (677,382)       (1,048,954)         (855,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment                  (6,902)          (79,519)          (19,230)
    Proceeds from sale of equipment                                       --                --             8,615
    Decrease in intangibles                                               --                --            12,051
                                                                 -----------       -----------       -----------
        Net cash provided by (used in) investing activities           (6,902)          (79,519)            1,436

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on payable to individual                                     --                --          (132,850)
    Proceeds from payable to stockholders                            580,000           200,000                --
    Proceeds from notes payable                                        5,447            21,081           246,416
    Payments on notes payable                                         (9,245)           (2,402)          (50,451)
    Net proceeds from issuance of common stock                            --           971,327           835,349
    Repurchase of common stock                                            --                --           (20,000)
                                                                 -----------       -----------       -----------
        Net cash provided by financing activities                    576,202         1,190,006           878,464
                                                                 -----------       -----------       -----------

        Increase (decrease) in cash and cash equivalents            (108,082)           61,533            24,853

Cash and cash equivalents:
    Beginning                                                        118,867            57,334            32,481
                                                                 -----------       -----------       -----------

    Ending                                                       $    10,785       $   118,867       $    57,334
                                                                 ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                   $     9,813       $   210,567       $   171,285
                                                                 ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Issuance of common stock in exchange for debt                $        --       $    50,000       $   623,002
                                                                 ===========       ===========       ===========
    Issuance of common stock for accrued payroll                 $        --       $        --       $   304,000
                                                                 ===========       ===========       ===========
    Issuance of common stock for subordinated convertible
       debentures and related accrued interest and premium       $        --       $ 4,444,364       $        --
                                                                 ===========       ===========       ===========

See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           Periods Ended June 30, 2000


Note 1.       Nature of Business and Summary of Significant Accounting Policies:

              NATURE OF BUSINESS:

              The Company was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company's efforts have been devoted to raising capital and the purchase and development of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States and Canada and has a licensing arrangement for Brazil. The Company licenses the system to outside parties and maintains its own production capabilities in targeting its sales efforts currently to the United States and Canada.

              A summary of the Company's significant accounting policies follows:

              CASH AND CASH EQUIVALENTS:

              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              INCOME TAXES:

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

              INVENTORIES:

              Inventories consist of raw materials and are valued at the lower of cost or market (first-in, first-out method).

              OTHER ASSETS:

              The Company purchased the patent rights for Canada and the United States on October 17, 1995. The cost of those rights are amortized using the straight-line method over 9 years. Patent amortization expense amounted to $246,170 for each of the years ended June 30, 2000 and 1999. In addition, the Company recorded an impairment loss of $564,210 for the year ended June 30, 2000, based on the provisions of SFAS 121 (see below).

              LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

              Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following useful lives:
                                                                  Years
                                                                  -----
                 Leasehold improvements                               3
                 Production equipment                              3-10
                 Office furniture and equipment                    3-10

              Depreciation expense for the years ended June 30, 2000 and 1999 was $86,625 and $63,468, respectively.

                         KOLORFUSION INTERNATIONAL, INC.

                           Periods Ended June 30, 2000


Note 1.       Nature of Business and Significant Accounting Policies
              (Continued):

              LONG-LIVED ASSETS:

              In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate.

              REVENUE RECOGNITION:

              The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License revenue is recognized over the term of the agreement.

              ADVERTISING:

              The Company expenses advertising costs as they are incurred.

              RESEARCH AND DEVELOPMENT COSTS:

              The Company expenses research and development costs as incurred.

              CALCULATION OF PER COMMON SHARE EARNINGS (LOSSES):

              Loss per share is computed based on the weighted average common shares outstanding. Potential issues that are anti-dilutive and reduce loss per share are excluded from the computation.

              CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

              The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

              STOCK-BASED EMPLOYEE COMPENSATION:

              The Company accounts for its employee stock option plans under the intrinsic-value method of APB Opinion No. 25 and, accordingly, compensation costs are recognized in the financial statements only when options are granted to employees below the estimated fair market value of the underlying stock. Pro forma information reflecting compensation expense if SFAS 123 were in effect is not presented as the Company estimates no compensation costs would result from implementation of SFAS 123.

              ESTIMATES AND ASSUMPTIONS:

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and equipment and the valuation of stock issued. Actual results could differ from these estimates.

                         KOLORFUSION INTERNATIONAL, INC.

                           Periods Ended June 30, 2000

Note 1.       Nature of Business and Significant Accounting Policies
              (Continued):

              FINANCIAL INSTRUMENTS:

              The Company has entered into obligations to an individual (see
              Note 2) that are due in French francs while the Company's functional currency is the U.S. dollar, therefore, the related transactions are exposed to the effects of foreign exchange rate fluctuations on the U.S. dollar. The payable to the individual is recorded at the current foreign exchange rate. All gains and losses from currency transactions are included in income currently as required by Statement on Financial Accounting Standards No. 52.


Note 2.       Payable to Individual:

              The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement is collateralized by patent rights. The Company has not made the required payments on this agreement as of June 30, 2000 and, as a result, the entire amount due has been classified as a current liability. The amount outstanding at June 30, 2000 and 1999 including interest is $2,246,414 and $2,126,803, respectively.


Note 3.       Notes Payable and Long-Term Debt:

                                                                        2000         1999
                                                                      ---------    --------
              Note payable, bank, payable in monthly installments
                 of $536, including interest at 9.75%, through
                 March 2000, collateralized by equipment              $  -         $ 5,123

              Note payable, bank, payable in monthly installments
                 of $486, including interest at 10.25%, through
                 February 2002, collateralized by vehicle                9,434      13,556

              Note payable, bank, payable in monthly installments
                 of $500, including interest at 11.75%, through
                 June 2001, collateralized by vehicle                    5,447       -
                                                                      ---------    --------
                                                                        14,881      18,679
              Less current maturities                                   14,881      11,000
                                                                      ---------    --------
                                                                      $  -         $ 7,679
                                                                      =========    ========


Note 4.       Stockholders' Equity:

              Preferred stock:

              The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2000, no shares of preferred stock are issued and outstanding.

                         KOLORFUSION INTERNATIONAL, INC.

                           Periods Ended June 30, 2000

Note 4.       Stockholders' Equity (Continued):

              Warrants:

              The Company has issued warrants to purchase 50,000 shares of common stock at a purchase price of $1.30 per share. The warrants are exercisable after August 1, 1999 and expire on August 1, 2003.

              As part of the conversion of subordinated convertible debentures, the Company issued 636,915 Class A warrants and 1,592,128 Class B warrants. These warrants contain various anti-dilution rights which provide for proportionate adjustment of the warrant purchase price in the event of: a) Any subdivision or combining of the outstanding shares of Common Stock; b) Declaration of a dividend payable in Common stock; or c) Issuance of securities at a price that is less than the purchase price of the warrant in effect immediately prior to such issuance.

              The Class A warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $1.75 per share, are exercisable after September 1, 1998 and expire on September 1, 2002.

              The Class B warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $2.25 per share, are exercisable after September 1, 1998 and expire on September 1, 2002.

              The Company can call these warrants if the bid price is 60% above the exercise price for twenty consecutive business days. The holder must exercise the warrant within 30 days or the Company can repurchase the warrant at $.05 per warrant.

              Stock incentive plan:

              The Company adopted a Stock Incentive Plan on April 7, 1997 which authorizes 1,000,000 shares for issuance of stock options and stock appreciation rights and expires 10 years from the effective date of the plan.

              Information relating to stock options is as follows:

                                                  2000                           1999
                                        ---------------------------     ----------------------------
                                                                        Weighted        Weighted
                                         Number            Average       Number          Average
                                        of Shares    Exercise Price     of Shares     Exercise Price
                                        ---------    --------------     ---------     --------------
Under option, beginning of year         3,650,000         $   1.66             --        $     --
Granted                                        --               --      3,650,000            1.66
Expired                                  (950,000)            1.00             --              --
                                       ----------    -------------     ----------     -------------
Under option, end of year               2,700,000         $   1.90      3,650,000        $   1.66
                                       ==========    =============     ==========     =============

Exercisable at end of year                250,000         $   1.00        150,000        $   1.20
                                       ==========    =============     ==========     =============

Note 5.       Commitments and Contingencies:

              The Company leases office, warehouse and production space under a lease which calls for approximate monthly payments of $9,100 through December 31, 2000. Rental expense on this operating lease was approximately $148,000 and $140,000 for the years ending June 30, 2000 and 1999, respectively.

              The Company leases various office equipment under operating leases. Rental expense on these leases was $23,000 and $9,614 for the years ending June 30, 2000 and 1999, respectively.

                         KOLORFUSION INTERNATIONAL, INC.

                           Periods Ended June 30, 2000

Note 5.       Commitments and Contingencies (Contingencies):

              Minimum lease payments at June 30, 2000 are as follows:

              Year Ending June 30:   Facility       Equipment        Total
                                   ------------   -------------   ----------
                    2001             $ 54,600       $ 20,320       $ 74,920
                    2002                    -          2,685          2,685
                                   ------------   -------------   ----------
                                     $ 54,600       $ 23,005       $ 77,605
                                   ============   =============   ==========

              The Company was obligated under a license agreement of the Brazilian rights to certain patents to make monthly payments of FF35,000 through March 1998. In November 1998, the Company entered into an agreement whereby the Company's license in Brazil will be reinstated against payment by the Company to the patent holder of 30% of any future license fees and 10% of any future royalties until such time that the Company acquires the Brazil patents. Meanwhile, the patent holder retains the right to sell the Brazil patent to a third party and the Company has the right for 90 days to match that offer.


Note 6. Income Taxes:

              The Company has available net operating loss carryforwards of approximately $5,400,000 at June 30, 2000 which will expire in eleven through twenty years.

              The following is a summary of deferred taxes:
                                                           June 30
                                                   --------------------------
                                                      2000           1999
                                                   -----------    -----------
                 Deferred tax assets:
                    Operating loss carryforwards   $ 2,200,000    $ 1,710,000
                    Depreciation and amortization      140,000              -
                                                    ----------    -----------
                                                     2,340,000      1,710,000

                 Valuation allowance                (2,340,000)    (1,710,000)
                                                    ----------    -----------
                                                    $        -    $         -
                                                    ==========    ===========

              A reconciliation of the Company's statutory tax rate to the effective date is as follows:

                                              2000        1999
                                            --------    --------
                 Federal statutory rate        35%         35%
                 State taxes                    5%          5%
                 Valuation allowance          (40)%       (40)%
                                            --------    --------
                                                0%          0%
                                            ========    ========

              Federal tax rules impose limitations on the utilization of loss carryforwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.

                         KOLORFUSION INTERNATIONAL, INC.

                           Periods Ended June 30, 2000

Note 7.       Major Customers:

              The Company derived more than 10% of its net sales from the following unaffiliated customers and had receivable balances from those customers in the approximately amounts of:

                                                   2000
                                    -----------------------------------
                                         Sales             Receivables
                                    --------------       --------------
                 Customer A         $    58,000          $    1,000
                 Customer B              40,000                 -
                 Customer C              29,000                 -
                 Customer D              28,000               3,000


Note 8.       Company's Continued Existence:

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses in its initial years. The Company intends to restructure its debt and to arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year.