Form 10-Q
period 2000-09-30
KOLORFUSION INTERNATIONAL INC
filed 2000-11-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


Commission File Number               0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                COLORADO                                84-1317836
---------------------------------------     ------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                  14510 East Fremont Ave., Englewood, CO 80112
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 690-2910
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_       No ___


   19,158,144    Common Shares were outstanding as of November 15, 2000
----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

               Condensed Balance Sheets
                 September 30, 2000 (Unaudited) and
                   June 30, 2000                                               1

               Statements of Operations
                 Three months ended September 30, 2000 and 1999 (Unaudited)    2

               Condensed Statements of Cash Flows
                 Three months ended September 30, 2000 and 1999 (Unaudited)    3

               Selected Notes to Condensed Financial
                 Statements (Unaudited)                                        4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                           September 30,       June 30,
             ASSETS                                            2000              2000
                                                           ------------      ------------
                                                           (Unaudited)         (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                              $      5,341      $     10,785
    Trade accounts receivable                                    77,317            22,956
    Inventories                                                 114,750           102,750
                                                           ------------      ------------
             Total current assets                               197,408           136,491

OTHER ASSETS:
    Patents, net                                              1,907,341         1,969,341
    Other                                                         1,270             1,270
                                                           ------------      ------------
                                                              1,908,611         1,970,611

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                       162,614           180,404
                                                           ------------      ------------

                                                           $  2,268,633      $  2,287,506
                                                           ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                       $    162,703      $    181,502
    Current obligation on payable to individual               1,861,008         1,861,008
    Current portion of long-term debt                            12,599            14,881
    Payable to stockholders                                     960,000           780,000
    Accrued interest payable                                    385,406           385,406
                                                           ------------      ------------
             Total current liabilities                        3,381,716         3,222,797

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                 19,098            18,957
    Additional paid-in capital                                7,748,689         7,674,100
    Accumulated deficit                                      (8,880,870)       (8,628,348)
                                                           ------------      ------------
                                                             (1,113,083)         (935,291)
                                                           ------------      ------------

                                                           $  2,268,633      $  2,287,506
                                                           ============      ============


Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30
                                                             ------------------------------
                                                                 2000              1999
                                                             ------------      ------------
Revenues                                                     $    165,046      $     67,227

Expenses:
    Cost of sales                                                 178,445           120,808
    Selling, general and administrative                           238,901           271,111

Other income (expense)                                               (222)           (6,437)
                                                             ------------      ------------

             Net loss                                        $   (252,522)     $   (331,129)
                                                             ============      ============


Loss per common share                                        $       (.01)     $       (.02)
                                                             ============      ============

Loss per common share assuming dilution                      $       (.01)     $       (.02)
                                                             ============      ============

Weighted average outstanding shares                            19,012,894        18,981,561
                                                             ============      ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    September 30
                                                           ------------------------------
                                                               2000              1999
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $   (252,522)     $   (331,129)
    Depreciation and amortization                                82,000            81,300
    Change in:
        Accounts receivable                                     (54,361)           29,016
        Inventories                                             (12,000)           (1,470)
        Accounts payable                                        (18,799)           (6,958)
        Other accrued expenses                                       --            46,500
                                                           ------------      ------------
             Net cash used in operating activities             (255,682)         (182,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment             (2,210)           (2,470)
    Decrease in other assets                                         --             1,270
                                                           ------------      ------------
             Net cash used in investing activities               (2,210)           (1,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                   74,730            80,000
    Proceeds from payable to stockholder                        180,000                --
    Payments on long-term debt                                   (2,282)           (1,021)
                                                           ------------      ------------
             Net cash provided by financing activities          252,448            78,979
                                                           ------------      ------------

             Net decrease in cash                                (5,444)         (104,962)

Cash and cash equivalents:
    Beginning of period                                          10,785           118,867
                                                           ------------      ------------

    End of period                                          $      5,341      $     13,905
                                                           ============      ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Condensed Financial Statements:

            The condensed balance sheet as of September 30, 2000, the statement of operations for the periods ended September 30, 2000 and 1999, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.


Note 2.     Stockholders' Equity:

            During the three months ended September 30, 2000, stockholders' equity changed for net loss of $(252,522) and for the issuance of common stock for $74,730.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations 3 months

         Revenues increased to $165,046 in 2000 from $67,227 in 1999. Costs of sales increased in 2000 to $178,445 from $120,808 in 1999. Operating expenses decreased in 2000 to $238,901 from $271,111 in 1999.

         The result was a net loss of $252,522 for the first 3 months of 2000 compared to a net loss of $331,129 in the first 3 months of 1999. The net loss per share decreased to $.01 per share in 2000 from $.02 in 1999. The net loss moved shareholder equity to a deficit of $1,113,083 from a deficit at June 30, 2000 of $935,291.

         The increased sales, accompanied by lower operating expenses, led to the decreased deficit and decreased per share deficit in the quarter.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

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



Item 6.     Exhibits and Reports on Form 8-K

            (b) No reports on Form 8-K were filed during the three months ended
                September 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KOLORFUSION INTERNATIONAL, INC.



Date: 11/8/00                          By: /s/ Steve Nagol
                                       -------------------------------------

                                       Chairman of the Board and Director
                                       President