Form 10-Q
period 2000-12-31
KOLORFUSION INTERNATIONAL INC
filed 2001-02-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________



Commission File Number                0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               COLORADO                                 84-1317836
------------------------------------------   -----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                  14510 East Fremont Ave., Englewood, CO 80112
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 690-2910
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_       No


   19,295,144    Common Shares were outstanding as of February 15, 2001
----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                 Condensed Balance Sheets
                    December 31, 2000 (Unaudited) and
                       June 30, 2000                                           1

                 Statements of Operations
                    Three and six months ended December 31, 2000 and
                       1999 (Unaudited)                                        2

                 Condensed Statements of Cash Flows
                    Six months ended December 31, 2000 and 1999 (Unaudited)    3

                 Selected Notes to Condensed Financial
                    Statements (Unaudited)                                     4


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             5


PART II.    OTHER INFORMATION                                                6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                          December 31,       June 30,
             ASSETS                                           2000             2000
                                                          ------------     ------------
                                                          (Unaudited)        (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                             $        641     $     10,785
    Trade accounts receivable                                   66,742           22,956
    Inventories                                                175,000          102,750
                                                          ------------     ------------
             Total current assets                              242,383          136,491

OTHER ASSETS:
    Patents, net                                             1,845,341        1,969,341
    Other                                                        1,270            1,270
                                                          ------------     ------------
                                                             1,846,611        1,970,611

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                      158,879          180,404
                                                          ------------     ------------

                                                          $  2,247,873     $  2,287,506
                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Checks issued in excess of bank balance               $      3,262     $         --
    Accounts payable                                           270,567          181,502
    Current obligation on payable to individual              1,861,008        1,861,008
    Current portion of long-term debt                            9,667           14,881
    Payable to stockholders                                  1,010,000          780,000
    Accrued interest payable                                   385,406          385,406
                                                          ------------     ------------
             Total current liabilities                       3,539,910        3,222,797

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                19,205           18,957
    Additional paid-in capital                               7,795,176        7,674,100
    Accumulated deficit                                     (9,106,418)      (8,628,348)
                                                          ------------     ------------
                                                            (1,292,037)        (935,291)
                                                          ------------     ------------

                                                          $  2,247,873     $  2,287,506
                                                          ============     ============


Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                                     December 31                      December 31
                                           -----------------------------     -----------------------------
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------
Revenues                                   $    123,726     $     37,212     $    288,772     $    105,529

Expenses:
    Cost of sales                               106,647           83,443          285,092          204,251
    Selling, general and administrative         242,333          252,727          481,234          523,838
    Impairment loss                                  --          564,210               --          564,210

Other income (expense)                             (294)          (1,019)            (516)          (8,546)
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (225,548)    $   (864,187)    $   (478,070)    $ (1,195,316)
                                           ============     ============     ============     ============


Loss per common share                      $       (.01)    $       (.05)    $       (.03)    $       (.06)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.01)    $       (.05)    $       (.03)    $       (.06)
                                           ============     ============     ============     ============

Weighted average outstanding shares          19,151,353       19,115,894       19,083,255       19,074,228
                                           ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                   December 31
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $   (478,070)    $ (1,195,316)
    Depreciation and amortization                              164,000          162,488
    Impairment loss                                                 --          564,210
    Change in:
        Accounts receivable                                    (43,786)          39,876
        Inventories                                            (72,250)          (1,470)
        Accounts payable                                        89,065              143
        Other accrued expenses                                      --           95,124
                                                          ------------     ------------
             Net cash used in operating activities            (341,041)        (334,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment           (18,475)          (2,470)
    Decrease in other assets                                        --            1,270
                                                          ------------     ------------
             Net cash used in investing activities             (18,475)          (1,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                 121,324          180,000
    Proceeds from payable to stockholder                       230,000           80,000
    Checks issued in excess of bank balance                      3,262               --
    Payments on long-term debt                                  (5,214)          (1,021)
                                                          ------------     ------------
             Net cash provided by financing activities         349,372          258,979
                                                          ------------     ------------

             Net decrease in cash                              (10,144)         (77,166)

Cash and cash equivalents:
    Beginning of period                                         10,785          118,867
                                                          ------------     ------------

    End of period                                         $        641     $     41,701
                                                          ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of December 31, 2000, the statement of operations for the periods ended December 31, 2000 and 1999, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made.

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


Note 2.  Stockholders' Equity:

         During the six months ended December 31, 2000, stockholders' equity changed for net loss of $(478,070) and for the issuance of common stock for $121,324.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended December 31, 2000 to $123,726 from $37,212 in 1999. The increase is due to increasing acceptance of the Company's patented process, and a major customer.

         Cost of sales increased in the quarter ended December 31, 2000 to $106,647 from $83,443 in 1999. The cost of sales increase was due to the increased sales. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses decreased in 2000 to $242,333 from $252,727 in 1999.

         The result was a net loss in the quarter ended December 31, 2000 of $225,548 compared to a net loss of $864,187 in the same quarter in 1999. The net loss per share was $.01 in 2000, compared to $.05 in 1999.

         Revenues increased in the six months ended December 31, 2000 to $288,772 from $105,529 in 1990. The increase is due to increased acceptance of the Company's patented process.

         Cost of sales increased in the six months ended December 31, 2000 to $285,092 from $204,251 in 1999. The cost of sales increase was due to the increased sales. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses decreased in 2000 to $481,234 from $523,838 in 1999.

         The result was a net loss in the six months ended December 31, 2000 of $487,070 compared to a net loss of $1,195,316 in the same period in 1999. The net loss per share was $.03 in 2000, compared to $.06 in 1999.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended December 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KOLORFUSION INTERNATIONAL, INC.



Date: February 13, 2001                By: /s/ Steven Nagel
                                           -----------------------------------
                                           President and Director