Form 10-Q
period 2001-03-31
KOLORFUSION INTERNATIONAL INC
filed 2001-05-10
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     --------------------


Commission File Number     0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                        84-1317836
-------------------------------                ---------------------------------
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


   19,205,144     Common Shares were outstanding as of May 15, 2001
-----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets
              March 31, 2001 (Unaudited) and
                June 30, 2000                                                 1

            Statements of Operations
              Three months ended March 31, 2001 and 2000
                and Nine months ended March 31, 2001 and 2000 (Unaudited)     2

            Condensed Statements of Cash Flows
              Nine months ended March 31, 2001 and 2000 (Unaudited)           3

            Selected Notes to Condensed Financial
              Statements (Unaudited)                                          4


  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               5


PART II. OTHER INFORMATION                                                   6-7

                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                           March 31,       June 30,
             ASSETS                                          2001            2000
                                                          -----------     -----------
                                                          (Unaudited)      (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                             $    46,315     $    10,785
    Trade accounts receivable                                  69,954          22,956
    Inventories                                               134,750         102,750
                                                          -----------     -----------
             Total current assets                             251,019         136,491

OTHER ASSETS:
    Patents, net                                            1,783,341       1,969,341
    Other                                                       1,270           1,270
                                                          -----------     -----------
                                                            1,784,611       1,970,611

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                     119,042         180,404
                                                          -----------     -----------

                                                          $ 2,154,672     $ 2,287,506
                                                          ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                      $   188,440     $   181,502
    Current obligation on payable to individual             1,861,008       1,861,008
    Current portion of long-term debt                           6,720          14,881
    Stockholder convertible debt                            1,310,000         780,000
    Accrued interest payable                                  385,406         385,406
                                                          -----------     -----------
             Total current liabilities                      3,751,574       3,222,797

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                               19,205          18,957
    Additional paid-in capital                              7,795,176       7,674,100
    Accumulated deficit                                    (9,411,283)     (8,628,348)
                                                          -----------     -----------
                                                           (1,596,902)       (935,291)
                                                          -----------     -----------

                                                          $ 2,154,672     $ 2,287,506
                                                          ===========     ===========

Note: The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                      March 31                          March 31
                                           -----------------------------     -----------------------------
                                               2001             2000             2001             2000
                                           ------------     ------------     ------------     ------------
Revenues                                   $    104,608     $     62,329     $    393,380     $    167,858

Expenses:
    Cost of sales                               103,575          135,000          388,667          339,251
    Selling, general and administrative         308,151          171,737          789,385          695,575
    Impairment loss                                  --               --               --          564,210

Other income (expense)                            2,253          (90,784)           1,737          (99,330)
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (304,865)    $   (335,192)    $   (782,935)    $ (1,530,508)
                                           ============     ============     ============     ============


Loss per common share                      $       (.02)    $       (.02)    $       (.04)    $       (.08)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.02)    $       (.02)    $       (.04)    $       (.08)
                                           ============     ============     ============     ============

Weighted average outstanding shares          19,205,144       19,157,561       19,096,265       19,102,005
                                           ============     ============     ============     ============

See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                   March 31
                                                          ---------------------------
                                                             2001            2000
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $  (782,935)    $(1,530,508)
    Depreciation and amortization                             246,000         272,675
    Impairment loss                                                --         564,210
    Loss on disposal of equipment                              22,546              --
    Change in:
        Accounts receivable                                   (46,998)         38,027
        Inventories                                           (32,000)          2,414
        Accounts payable                                        6,938          (6,167)
        Other accrued expenses                                     --         148,296
                                                          -----------     -----------
             Net cash used in operating activities           (586,449)       (511,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment          (21,184)         (2,779)
    Decrease in other assets                                       --           1,270
                                                          -----------     -----------
             Net cash used in investing activities            (21,184)         (1,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                121,324         180,000
    Proceeds from stockholder convertible debt                530,000         240,000
    Payments on long-term debt                                 (8,161)         (9,811)
                                                          -----------     -----------
             Net cash provided by financing activities        643,163         410,189
                                                          -----------     -----------

             Net increase (decrease) in cash                   35,530        (102,373)

Cash and cash equivalents:
    Beginning of period                                        10,785         118,867
                                                          -----------     -----------

    End of period                                         $    46,315     $    16,494
                                                          ===========     ===========

See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of March 31, 2001, the statement of operations for the periods ended March 31, 2001 and 2000, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.  Stockholders' Equity:

         During the nine months ended March 31, 2001, stockholders' equity changed for a net loss of $782,935 and for the issuance of common stock for $121,324.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Revenues increased in the quarter ended March 31, 2001 to $104,608 from $62,329 in 2000. The increase is due to increasing acceptance of the Company's patented process, and a major customer.

         Cost of sales decreased in the quarter ended March 31, 2001 to $103,575 from $135,000 in 2000. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2001 to $308,151 from $171,737 in 2000.

         The result was a net loss in the quarter ended March 31, 2001 of $304,865 compared to a net loss of $335,192 in the same quarter in 2000. The net loss per share was $.02 in 2001, compared to $.02 in 2000.

         Revenues increased in the nine months ended March 31, 2001 to $393,380 from $167,858 in 2000. The increase is due to increased acceptance of the Company's patented process.

         Cost of sales increased in the nine months ended March 31, 2001 to $388,667 from $339,251 in 2000. The cost of sales increase was due to the increased sales. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2001 to $789,385 from $695,575 in 2000.

         The result was a net loss in the nine months ended March 31, 2001 of $782,935 compared to a net loss of $1,530,508 in the same period in 2000. The net loss per share was $.04 in 2001, compared to $.08 in 2000.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.  Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KOLORFUSION INTERNATIONAL, INC.



Date: May 11, 2001                        By: /s/ Steven Nagel
                                              ----------------------------------

                                              Chairman of the Board and Director
                                              President