Form 10KSB
period 2001-06-30
KOLORFUSION INTERNATIONAL INC
filed 2001-10-01
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2001, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,902,605.

21,818,144 shares of Registrant's Common Stock, $.001 par value were outstanding on June 30, 2001, prior to the effectiveness of the latest practicable date.

                                    CONTENTS

                                                                      Page
                                                                      ----
PART I

         Item 1.  BUSINESS                                              3

         Item 2.  PROPERTY                                              5

         Item 3.  LEGAL PROCEEDINGS                                     5

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS                          6

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                           EQUITY AND RELATED STOCKHOLDER
                           MATTERS                                      6

         Item 6.  SELECTED FINANCIAL DATA                               7

         Item 7.  MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                    7

         Item 8.  FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY DATA                           9

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE                         9

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT                               9

         Item 11. EXECUTIVE COMPENSATION                                10

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT             10

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS                                 10

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                           SCHEDULES AND REPORTS ON FORM 8-K            10

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

         The coloring and design of the products is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers using the process for the decoration of Daisy - air guns, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheel chairs, Summit Marine - aluminum fishing boats, Haggerty - lava lamps, and others. These applications and more are anticipated as the Company is currently working with manufacturers of chairs, archery equipment kitchen appliances, automobile wheels, ATVs, office furniture, plumbing fixtures, sports products and various other products.

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

         The process patents were granted to a French inventor, Mr. Claveau, by the United States Patent Office on May 3, 1994, and by the Canadian Patent Office on March 26, 1996. The exclusive license for the US and Canada was first assigned to the Company's founders, Steve Nagel and Michael Harrop in May, 1994, and recorded by the US and Canadian Patent Offices. The exclusive license was transferred to the Company, and then the Company purchased the patents from the inventor under a Purchase Agreement on October 17, 1995. The purchase agreement is for 25,000,000 French Francs, or, at the exchange rate, approximately $5,000,000 United States dollars. There was a down payment of $500,000 and the remainder is payable monthly over 9 years with no interest. There are no royalties. The exclusive license for Brazil was assigned in February, 1997 for a shared revenue agreement, which may be purchased at a later time. The Company is presently finalizing a new agreement with the inventor where the Company will retire its existing debt due to the inventor, acquire the patents for Japan, Brazil, Russia, and a first right to acquire the European rights in exchange for 1,000,000 shares of the Company, a one time payment of approximately $125,000, and a five year consulting agreement for approximately $90,000 per year. The United States and Canadian patents expire 20 years from the date of application, which will be November 16, 2012. Additional related patents have been developed by the Company which expire in 2018..

         The Company has registered its tradename and trademark design in the United States, Canada and Brazil.

         The Company has established a processing center at its place of business in suburban Denver, Colorado, and it is actively using the process to process products. The Company has dedicated 15,000 square feet of its 18,000 square feet of space to production, with three Koloclav processing units.

         The Company has had no dependence upon a significant customer or supplier to date.


COMPETITION

         There is no direct competition because the Company uses a patented process that is unique in the market. There are companies that are near direct competition. The most direct competition is "cubic printing," also known as hydrographics. This is a technology from Japan that has over 65 licensees in 22 countries. Cubic printing uses a film of patterns and colors floating on a water bath, so that when a product is dipped through the bath, the film attaches to the product's surface, which is then over-coated with a spray on coating. This system is quoted in the market as significantly higher in cost than the Kolorfusion Process, and is not capable of full three dimension printing. As with all superficially applied decoration durability and abrasion resistances are inferior to the Company's process. Typical examples of parts decorated with the cubic printing method are plastic molded parts in automobiles with a wood grain finish or camouflage decorated parts of archery. Companies now using cubic printing in the United States include The Colorworks, Inc., Oakley, Inc., Designer Molding, Plastic Dress-up Co., Revolution Technologies, Inc. and Spectrum Cubic, Inc. Cubic printing is mostly limited to the esthetic segment of the decoration market because the graphic will severely distort when applied and alignment of the graphic on the part in a specific position is impossible. Only when the esthetic design is also functional, such as in camouflage patterns can cubic printing add a practical value to a product. Other liabilities of the cubic printing process are that it requires an overcoat, and lead times to obtain new designs are many months. The Company currently has many customers that formerly used the cubic process.

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

         Management of the Company has had extensive discussions with customers and prospects, and have found that in most instances the process will reduce the finishing cost of the product, and in some instances will increase the cost. Pricing is based on several factors, including volume, type of product, amount of Kolortex used and handling and processing time.

         Transportation of the products to be processed creates an expense problem for customers, and the Company believes that it will be necessary to open additional centers in key geographical centers to attract those customers for which transportation cost is a factor.

LICENSING

         The Company is also seeking to make license agreements with manufacturers for their specific products when the process is to be used on a large scale. The Company has license agreements with Ace Industries, Inc. of Chicago for lighting fixtures, Sunrise Medical Corporation for wheelchairs, Dee Zee for aluminum truck accessories such as tool boxes, mud flaps, bed caps, step-up bars and Summit Marine for aluminum fishing and hunting boats. The Company is in pre license agreements with other companies. The Company charges an annual license fee based upon the size and scope of the market or array of products under the license Typical annual fees range from $10,000 to $20,000. The licenses are renewable for three successive five year periods. The licensee will need to purchase equipment that will cost between $50,000 and $400,000 depending on size and volume of the products to be processed.

         The Company rents space in a suburban Denver, Colorado industrial park. It rents 18,000 square feet of space used for office, processing and storage. There are currently 21 employees in addition to the officers.


Item 2. - PROPERTY

         The Company leases office, warehouse and production space in suburban Denver for a monthly rental of $15,000.


Item 3. - LEGAL PROCEEDINGS

         The Company settled its lawsuit against its former Vice President Mark Poole and Lazart, Inc.

         The Company's primary patent was placed for re-examination to the U.S. Patent Trademark Office at the request of Valmont, Inc. The Patent Office ruled that the Company's patents will remain valid as stated in the original claims filed.. The Company will contest any present or future claims as they may arise against the Company's intellectual property currently owned or later developed.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

         None.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The Company's common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2001 the following brokerage firms were making a market in the Company's common stock: Wien Securities, Herzog Heine Geduld, Inc, Hill Thompson Magid & Co., Knight Securities, Inc., Fleet Trading, Wm V. Frankel & Co., GVR Company, Ladenburg, Thalmannn & Co., Oscar Gruss & Son, Paragon Capital Markets and Schwab Capital Markets.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                    Price per Share
                                                    ---------------
                                                    High             Low
                                                    --------------------
Fiscal year 1999
         Third Quarter (July 1, 1999
         through September 30, 1999)                $1.03             $.28

         Fourth Quarter (October 1, 1999
         through December 31, 1999)                 $.44              $.20

Fiscal year 2000
         First Quarter (January 1, 2000
         through March 31, 2000)                    $2.00             $.15

         Second Quarter (April 1, 2000
         through June 30, 2000)                     $1.60             $.58

         Third Quarter (July 1, 2000
         through September 30, 2000)                $1.30             $.58

         Fourth Quarter (October 1, 2000
         through December 31, 2000)                 $1.10             $.18

Fiscal year 2001
         First Quarter (January 1, 2001
         through March 31, 2001)                    $.55              $.18

         Second Quarter (April 1, 2001
         through June 30, 2001)                     $1.10             $.30

         There are 62 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - SELECTED FINANCIAL DATA

                               Fiscal Years Ended June 30,
                               ---------------------------
                               2001            2000
                               ----            ----

Income Statement Data
---------------------
   Net Sales                   $   566,199     $   225,804
   Net Income (loss)           $(1,131,771)    $(1,793,512)
Per Share Data
--------------
Net Income (loss)              $  (.06)        $  (.09)


                                    As of June 30,
                                    --------------
                                    2001           2000
                                    ----           ----

Balance Sheet Data
------------------
   Total Assets                     $2,178,613     $2,287,506
   Total Liabilities                $2,734,351     $3,222,797
   Stockholders' Equity (Deficit)   $ (555,738)    $ (935,291)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Management of the Company seeks to have the Company attain a positive cash flow during fiscal year 2002. The achievement of this goal will be determined by the rate of acceptance and the implementation of the technology by its customers and licensees.

         Current sales result from initial testing and sampling invoices, limited production runs and license fees. The Company continued to increase its quarterly sales for each quarter during the fiscal year, and anticipates this trend to continue as it adds more customers and licensees. The Company plans to enter into processing contracts and additional licensing agreements to achieve this continuous growth in sales.

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


YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 2001.

         Revenues increased in 2001 to $566,199 from $225,804 in 2000. There were increased license and royalty fees and higher sales in 2001 to account for the difference.

         Costs of sales increased in 2001 to $682,611 from $387,453 in 2000 as a result of higher sales in 2001.

         Selling, general and administrative expenses increased in 2001, to $1,039,392 from $978,751 in 2000. The selling, general and administrative expense increased because of higher sales. Interest expense was less in 2001, $1,356, from $262,524 in 2000.

         The result was that there was a net loss of $1,131,771 in 2001, compared to a net loss of $1,793,512 in 2000. The net loss per share in 2001 was $.06 compared to a net loss per share of $.09 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2001 was $8,628,348. It has been able to maintain a positive cash position solely through financing activities. As a result of this, and the fact that the Company's current liabilities exceed its current assets, the independent auditor has issued a going concern opinion.

         The Company converted its Note due Stockholders of $1,310,000 in the 4th quarter for 2,620,000 shares of its stock. The Company is also finalizing its contract with the inventor to convert the debt due for 1,000,000 shares of its common stock.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales. In the event that sales should decline the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

         None.

                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age              Position
----                       ---              --------

Thomas Gerschman           44               Chairman

Stephen Nagel              51               President, Director

Kenneth Bradley            53               Secretary

         Thomas Gerschman, Mr. Gerschman is the Chairman, and a Director of the Company. Mr. Gerschman has been the President of Mount Keene, Inc., a corporation for investment banking, since 1989 and of Summore Plastics, Inc., a plastic molding company, since 1990. Neither business interferes with the Company. He became a director of the Company, and Chairman in 1999.

         Stephen Nagel, Mr. Nagel is President and a Director. Mr. Nagel was the CEO of Rescon Technology, a manufacturer of construction materials from 1976 to 1992, and the founding CEO of Selectronics, a consumer electronics and software publisher from 1983 to 1991, both public companies. He has an MBA from Arizona State University and a JD from the University of Wyoming. Mr. Nagel has been President and a Director since inception of the Company

         Kenneth Bradley, Mr. Bradley is the Secretary. Mr. Bradley has worked for the accounting firm of McGladrey Pullen since 1976. He is now a Senior Manager in Casper, Wyoming. Mr. Bradley's duties are minimal, and he spends very little time on the affairs of the Company.


         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. The Company paid $79,000 in 2000 and $59,000 in 2001 to Nagel Enterprises, and accrued $50,000, as consulting fees, an entity wholly owned by Stephen Nagel, in lieu of compensation to Mr. Nagel. There is no written contract or obligation for the payments to Mr. Nagel. The Company also paid fees to Mount Keen, an entity owned by Thomas Gershman, $60,000 in 2000 and $60,000 in 2001.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

         There are presently 21,818,144 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2001, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                            Shares of         Percent of
Name                     Common Stock         Ownership
-----------------------------------------------------------

Thomas Gerschman               46,875          1%

Stephen Nagel               6,388,000         29%

Philippe Nordman           11,236,690         52%

Directors and Officers      6,434,875         29%
as a group

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.

(a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended June 30, 2001, and June 30, 2000.

(b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

None

All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

(c)  No report was filed on Form 8-K.

(d)  There are no exhibits.

                         KOLORFUSION INTERNATIONAL, INC.


                                FINANCIAL REPORT

                             JUNE 30, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Kolorfusion International, Inc.


         We have audited the accompanying balance sheets of Kolorfusion International, Inc., as of June 30, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceeded its current assets as of June 30, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Virchow, Krause & Company, LLP




Minneapolis, Minnesota
August 24, 2001

                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 2001 and 2000

        ASSETS                                                                2001             2000
                                                                          ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $     86,445     $     10,785
    Trade accounts receivable, no allowance for
        doubtful accounts considered necessary                                  61,394           22,956
    Inventories                                                                164,680          102,750
                                                                          ------------     ------------
             Total current assets                                              312,519          136,491

OTHER ASSETS:
    Patents, less accumulated amortization
        2001 $1,969,359; 2000 $1,723,189                                     1,723,171        1,969,341
    Other                                                                        1,270            1,270
                                                                          ------------     ------------
                                                                             1,724,441        1,970,611

LEASEHOLD IMPROVEMENTS AND EQUIPMENT,
    less accumulated depreciation and amortization
    2001 $300,295; 2000 $240,295                                               141,653          180,404
                                                                          ------------     ------------

                                                                          $  2,178,613     $  2,287,506
                                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                      $    184,072     $    181,502
    Notes payable to bank                                                      203,865           14,881
    Payable to stockholders                                                         --          780,000
    Accrued expenses due stockholders                                          100,000               --
    Payable to individual                                                    1,861,008        1,861,008
    Accrued interest payable                                                   385,406          385,406
                                                                          ------------     ------------
             Total current liabilities                                       2,734,351        3,222,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        2001 21,818,144; 2000 18,956,561 shares issued and outstanding          21,818           18,957
    Additional paid-in capital                                               9,182,563        7,674,100
    Accumulated deficit                                                     (9,760,119)      (8,628,348)
                                                                          ------------     ------------
                                                                              (555,738)        (935,291)
                                                                          ------------     ------------

                                                                          $  2,178,613     $  2,287,506
                                                                          ============     ============

See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2001 and 2000

                                                        2001             2000
                                                    ------------     ------------
Revenues:
    Sales                                           $    496,199     $    201,807
    License and royalty revenue                           70,000           23,997
                                                    ------------     ------------
                                                         566,199          225,804

Expenses:
    Cost of sales                                        682,611          387,453
    Selling, general and administrative expenses       1,039,392          978,751
    Impairment loss                                           --          564,210
                                                    ------------     ------------

             Operating loss                           (1,155,804)      (1,704,610)

Other income (expense):
    Gain on foreign currency transactions                     --          132,890
    Interest and other income (expense)                   25,389           40,732
    Interest expense                                      (1,356)        (262,524)
                                                    ------------     ------------
                                                          24,033          (88,902)
                                                    ------------     ------------

             Net loss                               $ (1,131,771)    $ (1,793,512)
                                                    ============     ============


Loss per share - basic and diluted                  $       (.06)    $       (.09)
                                                    ============     ============

Shares used in computing loss per share               19,367,866       18,940,561
                                                    ============     ============

See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2001 and 2000

                                                 Common Stock             Additional
                                         ----------------------------       Paid-In      Accumulated
                                            Shares          Amount          Capital        Deficit            Total
                                         ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1999                   18,932,561    $     18,933    $  7,650,124    $ (6,834,836)    $    834,221
    Shares issued for services                 24,000              24          23,976              --           24,000
    Net loss                                       --              --              --      (1,793,512)      (1,793,512)
                                         ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2000                   18,956,561          18,957       7,674,100      (8,628,348)        (935,291)
    Shares issued for cash                    241,583             241         121,083              --          121,324
    Conversion of stockholder payable       2,620,000           2,620       1,307,380              --        1,310,000
    Stock option compensation                      --              --          80,000              --           80,000
    Net loss                                       --              --              --      (1,131,771)      (1,131,771)
                                         ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2001                   21,818,144    $     21,818    $  9,182,563    $ (9,760,119)    $   (555,738)
                                         ============    ============    ============    ============     ============

See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2001 and 2000

                                                                  2001             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $ (1,131,771)    $ (1,793,512)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                               306,170          332,795
       Gain on foreign currency transactions                            --         (132,890)
       Shares issued for services                                       --           24,000
       Loss on disposal of fixed assets                                 --               --
       Interest converted to debt                                       --          252,501
       Impairment loss                                                  --          564,210
       Stock option compensation                                    80,000               --
       (Increase) decrease in trade accounts receivable            (38,438)          34,022
       (Increase) decrease in inventories                          (61,930)         (28,683)
       (Increase) decrease in prepaid expenses                          --               --
       Increase (decrease) in accounts payable                       2,570           70,175
       Increase (decrease) in accrued interest                          --               --
       Increase (decrease) in deferred revenue                          --               --
       Increase in accrued expenses                                100,000               --
                                                              ------------     ------------
        Net cash used in operating activities                     (743,399)        (677,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment               (21,249)          (6,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from payable to stockholders                          530,000          580,000
    Proceeds from notes payable to bank                            200,000            5,447
    Payments on notes payable to bank                              (11,016)          (9,245)
    Net proceeds from issuance of common stock                     121,324               --
                                                              ------------     ------------
        Net cash provided by financing activities                  840,308          576,202
                                                              ------------     ------------

        Increase (decrease) in cash and cash equivalents            75,660         (108,082)

Cash and cash equivalents:
    Beginning                                                       10,785          118,867
                                                              ------------     ------------

    Ending                                                    $     86,445     $     10,785
                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                $      1,356     $      9,813
                                                              ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Issuance of common stock in exchange for debt             $         --     $         --
                                                              ============     ============
    Issuance of common stock for subordinated convertible
       debentures and related accrued interest and premium    $         --     $         --
                                                              ============     ============
    Issuance of common stock for stockholder payable          $  1,310,000     $         --
                                                              ============     ============

See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2001 and 2000


Note 1.     Nature of Business and Summary of Significant Accounting Policies:

            NATURE OF BUSINESS:

            Kolorfusion International, Inc. (the Company) was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company's efforts have been devoted to raising capital and the purchase and development of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States and Canada and has a licensing arrangement for Brazil. The Company licenses the system to outside parties and maintains its own production capabilities in targeting its sales efforts currently to the United States and Canada.

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

            OTHER ASSETS:

            The Company purchased the patent rights for Canada and the United States on October 17, 1995. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,170 for each of the years ended June 30, 2001 and 2000. In addition, the Company recorded an impairment loss of $564,210 for the year ended June 30, 2000, based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 (see below).

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

            Depreciation expense for the years ended June 30, 2001 and 2000 was $60,000 and $86,625, respectively.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            LONG-LIVED ASSETS:

            In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate.

            REVENUE RECOGNITION:

            The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission.

            ADVERTISING:

            The Company expenses advertising costs as they are incurred. Advertising costs were $5,300 and $21,265 for 2001 and 2000, respectively.

            CALCULATION OF PER COMMON SHARE EARNINGS (LOSSES):

            Loss per share is computed based on the weighted average common shares outstanding. Potential issues that are anti-dilutive and reduce loss per share are excluded from the computation. The number of anti-dilutive shares at June 30, 2001 is 2,850,000.

            CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

            The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

            STOCK-BASED EMPLOYEE COMPENSATION:

            The Company accounts for its employee stock option plans under the intrinsic-value method of APB Opinion No. 25 and, accordingly, compensation costs are recognized in the financial statements only when options are granted to employees below the fair market value of the underlying stock

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            ESTIMATES AND ASSUMPTIONS:

            The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and equipment and the valuation of stock issued. Actual results could differ from these estimates.

            FINANCIAL INSTRUMENTS:

            The Company entered into obligations to an individual (see Note 3) that are due in French francs while the Company's functional currency is the U.S. dollar, therefore, the related transactions were exposed to the effects of foreign exchange rate fluctuations on the U.S. dollar. The payable to the individual is recorded at the current foreign exchange rate. All gains and losses from currency transactions were included in income currently as required by SFAS No. 52. The carrying value of the Company's financial instruments approximates fair value at June 30, 2001 and 2000.

            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

            SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheets as either an asset of liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

            In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 20, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will measure the impact of these statements as it becomes necessary.


Note 2.     Leasehold Improvements and Equipment:

                                                         2001            2000
                                                     ----------    ----------
              Office equipment and furniture         $   79,480    $   78,038
              Leasehold improvements                     21,732        21,732
              Production equipment                      340,736       320,929
                                                     ----------    ----------
                                                        441,948       420,699
              Less accumulated depreciation and
               amortization                             300,295       240,295
                                                     ----------    ----------
                                                     $  141,653    $  180,404
                                                     ==========    ==========

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 3.     Payable to Individual:

            The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement is collateralized by patent rights. The Company has not made the required payments on this agreement as of June 30, 2001 and, as a result, the entire amount due has been classified as a current liability. The amount outstanding at June 30, 2001 and 2000 including interest is $2,246,414.

            The Company has an agreement in principle with the individual whereby the Company would acquire certain patent rights and other exclusive rights for one million French francs, one million shares of Company common stock, and a five year consulting agreement calling for annual payments of 770,000 French francs to the individual. This agreement would replace the above October 1995 agreement.

            The following unaudited pro forma financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the transaction been completed during the year ended June 20, 2001 or as of June 30, 2001 nor are they necessarily indicative of the Company's future results of operations or financial position.

                   UNAUDITED SELECTED PRO FORMA FINANCIAL DATA

                                                                    Year Ended
                                                                     June 30
              Pro Forma Statement of Operations Data:                  2001
                                                                   -----------
                 Loss before extraordinary item                    $(1,859,942)
                 Extraordinary income                                1,251,336
                 Net loss                                             (608,606)
                 Net loss per share                                      (0.03)

              Pro Forma Balance Sheet Data:                          June 30
                                                                       2001
                                                                   -----------
                 Total assets                                      $ 1,450,442
                 Total liabilities                                     973,015
                 Total stockholders' equity                            477,427


Note 4.     Notes Payable to Bank:

                                                                       2001           2000
                                                                   -----------    -----------
            Note payable, bank payable on demand but no later
              than June 27, 2002, including interest at 5.5%,
              collateralized by substantially all assets and
              guaranteed by a stockholder                          $   200,000    $        --

            Note payable, bank payable in monthly installments
              of $486, including interest at 10.25%, through
              February 2002, collateralized by vehicle                   3,865          9,434

            Note payable, bank, paid in full                                --          5,447
                                                                   -----------    -----------
                                                                   $   203,865    $    14,881
                                                                   ===========    ===========

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 5.     Stockholders' Equity:

            Preferred stock:

            The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2001, no shares of preferred stock are issued and outstanding.

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

            Stock incentive plan:

            The Company adopted a Stock Incentive Plan on April 7, 1997 which authorizes 1,000,000 shares for issuance of stock options and stock appreciation rights and expires 10 years from the effective date of the plan. In addition, the Company has granted certain stock options outside of the plan.

            Information relating to stock options is as follows:

                                                                  2001                             2000
                                                      -----------------------------    -----------------------------
                                                                        Weighted                         Weighted
                                                         Number         Average           Number         Average
                                                       of Shares     Exercise Price     of Shares     Exercise Price
                                                      ------------   --------------    ------------   --------------
              Under option, beginning of year            2,700,000     $    1.90          3,650,000     $    1.66
              Granted                                    2,650,000          0.70                 --            --
              Expired                                   (2,550,000)         1.93           (950,000)         1.00
                                                      ------------                     ------------
              Under option, end of year                  2,800,000     $     .72          2,700,000     $    1.89
                                                      ============                     ============

              Exercisable at end of year                 1,275,000     $     .53            750,000     $    1.18
                                                      ============                     ============

              Weighted average fair value of options
                granted through June 30, 2001         $       0.50
                                                      ============

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 5.     Stockholders' Equity (continued):

            Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss would have been increased to the pro forma amounts indicated below:

                 Net loss:                            2001             2000
                                                  ------------     ------------
                   As reported                    $ (1,131,771)    $ (1,793,512)

                   Pro forma                      $ (1,628,771)    $ (1,793,512)

            In determining the pro forma compensation cost of the options, the fair value of each option granted has been estimated on the date of grant using assumptions in the calculations as summarized below:

                 Risk free interest                       5.5%
                 Expected life of options granted   5-10 years
                 Expected dividend yield                    0%


Note 6.     Commitments and Contingencies:

            The Company leases office, warehouse and production space under a lease which calls for approximate monthly payments of $12,000 through January 2003. Rental expense on this operating lease was approximately $170,000 and $148,000 for the years ending June 30, 2001 and 2000, respectively.

            The Company leases various office equipment under operating leases. Rental expense on these leases was $24,000 and $23,000 for the years ending June 30, 2001 and 2000, respectively.

            Minimum lease payments at June 30, 2000 are as follows:

            Year Ending June 30:         Facility      Equipment       Total
                                       ------------   -----------   -----------
                  2002                 $    142,550   $     2,685   $   145,235
                  2003                       63,467            --        63,467
                                       ------------   -----------   -----------
                                       $    206,017   $     2,685   $   208,702
                                       ============   ===========   ===========


Note 7.     Income Taxes:

            The Company has available net operating loss carryforwards of approximately $6,200,000 at June 30, 2001 which will expire in eleven through twenty years.

            The following is a summary of deferred taxes:

                                                             June 30
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
              Deferred tax assets:
                 Operating loss carryforwards      $  2,500,000    $  2,200,000
                 Depreciation and amortization          200,000         140,000
                                                   ------------    ------------
                                                      2,700,000       2,340,000

              Valuation allowance                    (2,700,000)     (2,340,000)
                                                   ------------   -------------
                                                   $         --    $         --
                                                   ============    ============

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2001 and 2000


Note 7.     Income Taxes (continued):

            A reconciliation of the Company's statutory tax rate to the effective date is as follows:

                                                       2001           2000
                                                    ----------     ----------
              Federal statutory rate                      35%            35%
              State taxes                                  5%             5%
              Valuation allowance                        (40)%          (40)%
                                                     --------       --------
                                                           0%             0%
                                                     ========       ========

            Federal tax rules impose limitations on the utilization of loss carryforwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.


Note 8.     Major Customers:

            The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the approximately amounts of:

                                        2001                       2000
                             ------------------------   ------------------------
                               Sales      Receivables     Sales      Receivables
                             ----------   -----------   ----------   -----------
              Customer A     $   73,000    $       --   $   58,000    $    1,000
              Customer B             --            --       40,000            --
              Customer C         80,000            --       29,000            --
              Customer D             --            --       28,000         3,000
              Customer E         66,000            --           --            --


Note 9.     Company's Continued Existence:

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 28, 2001



                                        KOLORFUSION INTERNATIONAL, INC.




                                        by  /s/ Stephen Nagle
                                          --------------------------------------
                                                Stephen Nagel, President