Form 10-Q
period 2001-09-30
KOLORFUSION INTERNATIONAL INC
filed 2001-11-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission File Number               0-28351
                       ------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                COLORADO                                 84-1317836
---------------------------------------    -------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____



  21,818,144   Common Shares were outstanding as of November 15, 2001
--------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

              Condensed Balance Sheets
                September 30, 2001 (Unaudited) and
                  June 30, 2001                                                1

              Statements of Operations
                Three months ended September 30, 2001 and 2000 (Unaudited)     2

              Condensed Statements of Cash Flows
                Three months ended September 30, 2001 and 2000 (Unaudited)     3

              Selected Notes to Condensed Financial
                Statements (Unaudited)                                         4


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               5


PART II.  OTHER INFORMATION                                                  6-7

                          PART I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                          September 30,       June 30,
             ASSETS                                           2001              2001
                                                          ------------     ------------
                                                           (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                             $         --     $     86,445
    Trade accounts receivable                                  129,820           61,394
    Inventories                                                257,933          164,680
                                                          ------------     ------------
             Total current assets                              387,753          312,519

OTHER ASSETS:
    Patents, net                                             1,661,171        1,723,171
    Other                                                        1,270            1,270
                                                          ------------     ------------
                                                             1,662,441        1,724,441


LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                      100,467          141,653
                                                          ------------     ------------

                                                          $  2,150,661     $  2,178,613
                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Checks issued in excess of bank balance               $     20,056     $         --
    Accounts payable                                           392,037          184,072
    Notes payable to bank                                      202,947          203,865
    Accrued expenses due stockholders                          100,000          100,000
    Payable to individual                                    2,246,414        2,246,414
                                                          ------------     ------------
        Total current liabilities                            2,961,454        2,734,351

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                                21,818           21,818
    Additional paid-in capital                               9,182,563        9,182,563
    Accumulated deficit                                    (10,015,174)      (9,760,119)
                                                          ------------     ------------
                                                              (810,793)        (555,738)
                                                          ------------     ------------

                                                          $  2,150,661     $  2,178,613
                                                          ============     ============


Note: The balance sheet at June 30, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    September 30
                                                           -----------------------------
                                                               2001              2000
                                                           ------------     ------------
Revenues                                                   $    256,872     $    165,046

Expenses:
    Cost of sales                                               164,148          178,445
    Selling, general and administrative                         312,977          238,901
    Other income (expense)                                      (34,802)            (222)
                                                           ------------     ------------

             Net loss                                      $   (255,055)    $   (252,522)
                                                           ============     ============


Loss per common share                                      $       (.01)    $       (.01)
                                                           ============     ============

Loss per common share assuming dilution                    $       (.01)    $       (.01)
                                                           ============     ============

Weighted average outstanding shares                          21,818,144       19,012,894
                                                           ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                  September 30
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $   (255,055)    $   (252,522)
    Depreciation and amortization                               74,000           82,000
    Loss on disposal of equipment                               31,350               --
Change in:
        Accounts receivable                                    (68,426)         (54,361)
        Inventories                                            (93,253)         (12,000)
        Accounts payable                                       207,965          (18,799)

             Net cash used in operating activities            (103,419)        (255,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment            (2,164)          (2,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                      --           74,730
    Proceeds from payable to stockholder                                        180,000
    Checks issued in excess of bank balance                     20,056
    Payments on long-term debt                                    (918)          (2,282)
                                                          ------------     ------------
                                                                19,138          252,448
                                                          ------------     ------------

             Net decrease in cash and cash equivalents         (86,445)          (5,444)

Cash and cash equivalents:
    Beginning of period                                         86,445           10,785
                                                          ------------     ------------

    End of period                                         $         --     $      5,341
                                                          ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Condensed Financial Statements:

            The condensed balance sheet as of September 30, 2001, the statement of operations for the periods ended September 30, 2001 and 2000, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.     Stockholders' Deficit:

            During the three months ended September 30, 2001, stockholders' deficit changed for net loss of $255,055.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Revenues increased in the quarter ended September 30, 2001 to $256,872 from $165,046 in 2000, a 56% increase over the compared periods. The increase is due to increasing acceptance of the Company's patented process technology and new customers particularly in the outdoor manufacturing markets, such as Gerber, Tru-Glo, Daisy, Summit Marine and Dee Zee.

Cost of sales decreased in the quarter ended September 30, 2001 to $164,148 from $178,445 in 2000 yielding a higher gross profit margin for the Company as it becomes more efficient. The Company expects the sales and profit margins to increase as it acquires new customers and existing customers increase the use of the Company's patented process. Selling, general and administrative expenses increased in the first quarter of 2001 to $312,997 from $238,901 in 2000, largely as a result of reallocation of rent expense and additional personnel costs. Other expenses increased in 2001 to $34,802, compared to $222 as a result of a write down of obsolete equipment or software

The result was a net loss in the quarter ended September 30, 2001 of $255,055 compared to a net loss of $252,522 in the same quarter in 2000. The net loss per share was $.01 in 2001, compared to $.01 in 2000. The Company continues to expand its customer base and expects further improvements in its operating results.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.     Exhibits and Reports on Form 8-K

            (b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KOLORFUSION INTERNATIONAL, INC.



Date: November 13, 2001                 By: /s/ Steve Nagel
                                            ------------------------------------

                                            Chairman of the Board and Director
                                            President