Form 10-Q
period 2001-12-31
KOLORFUSION INTERNATIONAL INC
filed 2002-02-14
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


Commission File Number               0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              COLORADO                                 84-1317836
-------------------------------------    ---------------------------------------
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


    21,818,144    Common Shares were outstanding as of February 15, 2002
-----------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

               Condensed Balance Sheets
                 December 31, 2001 (Unaudited) and
                   June 30, 2001                                               1

               Statements of Operations
                 Three and six months ended December 31, 2001 and 2000
                   (Unaudited)                                                 2

               Condensed Statements of Cash Flows
                 Six months ended December 31, 2001 and 2000 (Unaudited)       3

               Selected Notes to Condensed Financial
                 Statements (Unaudited)                                        4


  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                            December 31,       June 30,
             ASSETS                                             2001             2001
                                                            ------------     ------------
                                                            (Unaudited)        (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                               $        321     $     86,445
    Trade accounts receivable                                    243,302           61,394
    Inventories                                                  222,000          164,680
                                                            ------------     ------------
             Total current assets                                465,623          312,519

OTHER ASSETS:
    Patents, net                                               1,599,171        1,723,171
    Other                                                          1,270            1,270
                                                            ------------     ------------
                                                               1,600,441        1,724,441

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                         88,780          141,653
                                                            ------------     ------------

                                                            $  2,154,844     $  2,178,613
                                                            ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Checks issued in excess of bank balance                 $      7,172     $         --
    Accounts payable                                             582,906          184,072
    Notes payable to bank                                        201,073          203,865
    Accrued expenses due stockholders                            157,000          100,000
    Payable to individual                                      2,246,414        2,246,414
                                                            ------------     ------------
             Total current liabilities                         3,194,565        2,734,351

STOCKHOLDERS' DEFICIT:
    Common stock                                                  21,818           21,818
    Additional paid-in capital                                 9,182,563        9,182,563
    Accumulated deficit                                      (10,244,102)      (9,760,119)
                                                            ------------     ------------
                                                              (1,039,721)        (555,738)
                                                            ------------     ------------

                                                            $  2,154,844     $  2,178,613
                                                            ============     ============


Note: The balance sheet at June 30, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                 Six Months Ended
                                                     December 31                       December 31
                                           -----------------------------     -----------------------------
                                               2001             2000             2001             2000
                                           ------------     ------------     ------------     ------------
Revenues                                   $    466,960     $    123,726     $    723,832     $    288,772

Expenses:
    Cost of sales                               418,867          106,647          563,015          285,092
    Selling, general and administrative         276,124          242,333          589,101          481,234

Other income (expense)                             (897)            (294)         (35,699)            (516)
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (228,928)    $   (225,548)    $   (483,983)    $   (478,070)
                                           ============     ============     ============     ============


Loss per common share                      $       (.01)    $       (.01)    $       (.02)    $       (.03)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.01)    $       (.01)    $       (.02)    $       (.03)
                                           ============     ============     ============     ============

Weighted average outstanding shares          21,818,144       19,151,353       21,818,144       19,083,255
                                           ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       December 31
                                                              -----------------------------
                                                                  2001             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $   (483,983)    $   (478,070)
    Depreciation and amortization                                  148,000          164,000
    Loss on disposal of equipment                                   31,350               --
    Change in:
        Accounts receivable                                       (181,908)         (43,786)
        Inventories                                                (57,320)         (72,250)
        Accounts payable                                           398,834           89,065
        Accrued expenses due stock holders                          32,000               --
                                                              ------------     ------------
             Net cash used in operating activities                (113,027)        (341,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment                (2,477)         (18,475)
                                                              ------------     ------------
             Net cash used in investing activities                  (2,477)         (18,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                      121,324
    Proceeds from payable to stockholder                            25,000          230,000
    Checks issued in excess of bank balance                          7,172            3,262
    Payments on long-term debt                                      (2,792)          (5,214)
                                                              ------------     ------------
             Net cash provided by financing activities              29,380          349,372
                                                              ------------     ------------

             Net decrease in cash                                  (86,124)         (10,144)

Cash and cash equivalents:
    Beginning of period                                             86,445           10,785
                                                              ------------     ------------

    End of period                                             $        321     $        641
                                                              ============     ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Condensed Financial Statements:

            The condensed balance sheet as of December 31, 2001, the statement of operations for the periods ended December 31, 2001 and 2000, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2001 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the operating results for the full year.


Note 2.     Stockholders' Equity:

            During the six months ended December 31, 2001, stockholders' equity changed for net loss of $(483,983).

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended December 31, 2001 to $466,960 from $123,726 in 2000. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the quarter ended December 31, 2001 to $418,867 from $106,647 in 2000. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2001 to $276,124 from $242,333 in 2000, largely as a result of reallocation of rent expense.

         The result was a net loss in the quarter ended December 31, 2001 of $228,928 compared to a net loss of $225,548 in the same quarter in 2000. The net loss per share was $.01 in 2001, compared to $.01 in 2000.

         Revenues increased in the six months ended December 31, 2001 to $723,832 from $288,772 in 2000. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the six months ended December 31, 2001 to $563,015 from $285,092 in 2000. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2001 to $589,101 from $481,234 in 2000, largely as a result of reallocation of rent expense.

         The result was a net loss in the six months ended December 31, 2001 of $483,983 compared to a net loss of $478,070 in the same period in 2000. The net loss per share was $.02 in 2001, compared to $.03 in 2000.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.     Exhibits and Reports on Form 8-K

            (b) No reports on Form 8-K were filed during the six months ended December 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KOLORFUSION INTERNATIONAL, INC.



Date: February 14, 2002                 By: /s/ Steve Nagel
                                            ------------------------------------
                                            President