Form 10-Q
period 2002-03-31
KOLORFUSION INTERNATIONAL INC
filed 2002-05-10
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------        -----------------------


Commission File Number     0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                    84-1317836
-------------------------------         ----------------------------------------
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
Yes    X               No
     -----                 -----


        21,968,144         Common Shares were outstanding as of May 15, 2002
---------------------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                                        Page
                                                                                        ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2002 (Unaudited) and
                        June 30, 2001                                                      1

                  Statements of Operations
                     Three months ended March 31, 2002 and 2001
                        and Nine months ended March 31, 2002 and 2001 (Unaudited)          2

                  Condensed Statements of Cash Flows
                     Nine months ended March 31, 2002 and 2001 (Unaudited)                 3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                                4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        5


PART II.     OTHER INFORMATION                                                           6-7



                          Part I. FINANCIAL INFORMATION
                              ---------------------
                          Item I. FINANCIAL STATEMENTS
                              --------------------

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS


                                                  March 31,         June 30,
             ASSETS                                 2002              2001
                                                 ------------     ------------
                                                 (Unaudited)        (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                    $     35,358     $     86,445
    Trade accounts receivable                         177,668           61,394
    Inventories                                       182,380          164,680
                                                 ------------     ------------
             Total current assets                     395,406          312,519

OTHER ASSETS:
    Patents, net                                    1,537,171        1,723,171
    Other                                               1,270            1,270
                                                 ------------     ------------
                                                    1,538,441        1,724,441

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net              76,780          141,653
                                                 ------------     ------------

                                                 $  2,010,627     $  2,178,613
                                                 ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                             $    519,809     $    184,072
    Accrued expenses                                      280               --
    Notes payable to bank                             201,064          203,865
    Accrued expenses due stockholders                 194,000          100,000
    Payable to individual                           2,246,414        2,246,414
                                                 ------------     ------------
             Total current liabilities              3,161,567        2,734,351

STOCKHOLDERS' DEFICIT:
    Common stock                                       22,018           21,818
    Additional paid-in capital                      9,207,363        9,182,563
    Accumulated deficit                           (10,380,321)      (9,760,119)
                                                 ------------     ------------
                                                   (1,150,940)        (555,738)
                                                 ------------     ------------

                                                 $  2,010,627     $  2,178,613
                                                 ============     ============


Note: The balance sheet at June 30, 2001 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                 Nine Months Ended
                                                     March 31                           March 31
                                           -----------------------------     -----------------------------
                                               2002             2001             2002             2001
                                           ------------     ------------     ------------     ------------

Revenues                                   $    458,574     $    104,608     $  1,182,406     $    393,380

Expenses:
    Cost of sales                               280,524          103,575          843,539          388,667
    Selling, general and administrative         329,344          308,151          918,445          789,385

Other income (expense)                           (4,925)           2,253          (40,624)           1,737
                                           ------------     ------------     ------------     ------------

             Net loss                      $   (156,219)    $   (304,865)    $   (620,202)    $   (782,935)
                                           ============     ============     ============     ============


Loss per common share                      $       (.01)    $       (.02)    $       (.03)    $       (.04)
                                           ============     ============     ============     ============

Loss per common share assuming dilution    $       (.01)    $       (.02)    $       (.03)    $       (.04)
                                           ============     ============     ============     ============

Weighted average outstanding shares          21,968,144       19,205,144       21,868,144       19,096,265
                                           ============     ============     ============     ============



See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                 March 31
                                                          -----------------------
                                                            2002           2001
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $(620,202)    $(782,935)
    Depreciation and amortization                           222,000       246,000
    Loss on disposal of equipment                            31,350        22,546
    Change in:
        Accounts receivable                                (116,274)      (46,998)
        Inventories                                         (17,700)      (32,000)
        Accounts payable                                    335,737         6,938
        Other accrued expenses                                  280            --
        Accrued expenses due stockholders                    94,000            --
                                                          ---------     ---------
             Net cash used in operating activities          (70,809)     (586,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment         (2,477)      (21,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                   --       121,324
    Proceeds from payable to stockholder                     25,000       530,000
    Payments on long-term debt                               (2,801)       (8,161)
                                                          ---------     ---------
             Net cash provided by financing activities       22,199       643,163
                                                          ---------     ---------


             Net increase (decrease) in cash                (51,087)       35,530

Cash and cash equivalents:
    Beginning of period                                      86,445        10,785
                                                          ---------     ---------

    End of period                                         $  35,358     $  46,315
                                                          =========     =========



See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 2002, the statement of operations for the periods ended March 31, 2002 and 2001, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Deficit:

              During the nine months ended March 31, 2002, stockholders' deficit changed for a net loss of $620,202 and for the issuance of common stock for $25,000.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

         The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained that are not statements of historical facts may be deemed to be forward-looking statements. In some cases you can identify forward-looking statements by terminology such as "may," "will, should," "expect," "plan," "intend," "anticipate." "believes," "estimate," "predict," " potential," or "continue," the negative of the terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports filed with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statements. The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

         Revenues increased in the quarter ended March 31, 2002 to $458,574 from $104,608 in 2001. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the quarter ended March 31, 2002 to $280,524 from $103,575 in 2001. The increased cost of sales is due to the increased sales. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2002 to $329,344 from $308,151 in 2001.

         The result was a net loss in the quarter ended March 31, 2002 of $156,219 compared to a net loss of $304,865 in the same quarter in 2001. The net loss per share was $.01 in 2002, compared to $.02 in 2001.

         Revenues increased in the nine months ended March 31, 2002 to $1,182,406 from $393,380 in 2001. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the nine months ended March 31, 2002 to $843,539 from $388,667 in 2001. The increased cost of sales is due to the increased sales. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2002 to $918,445 from $789,385 in 2001

         The result was a net loss in the nine months ended March 31, 2002 of $620,202 compared to a net loss of $782,935 in the same period in 2001. The net loss per share was $.03 in 2002, compared to $.04 in 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended June 30, 2001. The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report.

    Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates. Our critical accounting policies include those related to revenue recognition, stock-based compensation and long-lived assets.

                           PART II. OTHER INFORMATION
                                    -----------------



Item 1.       Legal Proceedings

              The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.       Exhibits and Reports on Form 8-K

              (a) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KOLORFUSION INTERNATIONAL, INC.



Date: May 10, 2002                    By: /s/  Steve Nagel
                                          --------------------------------------
                                          Steve Nagel
                                          President