Form 10KSB
period 2002-06-30
KOLORFUSION INTERNATIONAL INC
filed 2002-09-30
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2002, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $1,401,371.

21,918,144 shares of Registrant's Common Stock, $.001 par value were outstanding on June 30, 2002, prior to the effectiveness of the latest practicable date.

                                    CONTENTS

                                                                     Page
                                                                     ----
PART I

         Item 1.  BUSINESS                                           3

         Item 2.  PROPERTY                                           6

         Item 3.  LEGAL PROCEEDINGS                                  6

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                6

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                            6

         Item 6.  SELECTED FINANCIAL DATA                            7

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                          8

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                11

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                              11

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                    11

         Item 11. EXECUTIVE COMPENSATION                            12

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                  12

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                      13

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                 13

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

         The coloring and design of the products is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Daisy - air guns, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheel chairs, Master Lock - padlocks, and others. These applications and more are anticipated as the Company is currently working with manufacturers of chairs, archery equipment kitchen appliances, automobile wheels, ATVs, office furniture, plumbing fixtures, sports products and various other products.

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

         The process patents were granted to a French inventor, Mr. Claveau, by the United States Patent Office on May 3, 1994, and by the Canadian Patent Office on March 26, 1996. The exclusive license for the US and Canada was first assigned to the Company's founders, Steve Nagel and Michael Harrop in May, 1994, and recorded by the US and Canadian Patent Offices. The exclusive license was transferred to the Company, and then the Company purchased the patents from the inventor under a Purchase Agreement on October 17, 1995. The Company is presently finalizing a new agreement with the inventor where the Company will retire its existing debt due to the inventor, acquire the patents for Japan, Brazil, Russia, and a first right to acquire the European rights in exchange for 1,000,000 shares of the Company, a one time payment of approximately $125,000, and a five year consulting agreement for approximately $90,000 per year. The United States and Canadian patents expire 20 years from the date of application, which will be November 16, 2012. Additional related patents have been developed by the Company which expire in 2018.

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

         The Company has had no dependence upon a significant customer or supplier to date, except as noted in the Financial Statement, footnote 8.


COMPETITION

         There is no direct competition because the Company uses a patented process that is unique in the market. There are companies that are near direct competition. The most direct competition is "cubic printing," also known as hydrographics. This is a technology from Japan that has over 65 licensees in 22 countries. Cubic printing uses a film of patterns and colors floating on a water bath, so that when a product is dipped through the bath, the film attaches to the product's surface, which is then over-coated with a spray on coating. This system is quoted in the market as significantly higher in cost than the Kolorfusion Process, and is not capable of full three dimension printing. As with all superficially applied decoration durability and abrasion resistances are inferior to the Company's process. Typical examples of parts decorated with the cubic printing method are plastic molded parts in automobiles with a wood grain finish or camouflage decorated parts of archery. Companies now using cubic printing in the United States include The Colorworks, Inc., Immersion Graphics, Revolution Technologies, Inc. and Spectrum Cubic, Inc. Cubic printing is mostly limited to the esthetic segment of the decoration market because the graphic will severely distort when applied and alignment of the graphic on the part in a specific position is impossible. Only when the esthetic design is also functional, such as in camouflage patterns can cubic printing add a practical value to a product. Other liabilities of the cubic printing process are that it requires an overcoat, and lead times to obtain new designs are many months. The Company currently has many customers that formerly used the cubic process.

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

LICENSING

         The Company is also seeking to make license agreements with manufacturers for their specific products when the process is to be used on a large scale. The Company has license agreements with Moen, Inc. for plumbing fixtures, Sunrise Medical Corporation for wheelchairs, Dee Zee for aluminum truck accessories such as tool boxes, mud flaps, bed caps, step-up bars, PSE, Inc. for archery, Powder Coat Services, Inc. of Los Angeles and PodCo, Inc. of Lancaster, Minnesota. The Company is in pre license agreements with other companies. The Company charges an annual license fee based upon the size and scope of the market or array of products under the license Typical annual fees range from $10,000 to $20,000. The licenses are for 20 years. The licensee will need to purchase equipment that will cost between $50,000 and $400,000 depending on size and volume of the products to be processed.

         The Company rents space in a suburban Denver, Colorado industrial park. It rents 18,000 square feet of space used for office, processing and storage. There are currently 26 employees in addition to the officers.


Item 2. - PROPERTY

         The Company leases office, warehouse and production space in suburban Denver for a monthly rental of $15,000.


Item 3. - LEGAL PROCEEDINGS

         None

         The Company's primary patent was placed for re-examination to the U.S. Patent Trademark Office in 1999. The Patent Office ruled in 2001 that the Company's patents will remain valid as stated in the original claims filed.. The Company will contest any present or future claims as they may arise against the Company's intellectual property currently owned or later developed.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2002 the following brokerage firms were making a market in the Company's common stock: Wien Securities, Herzog Heine Geduld, Inc, Hill Thompson Magid & Co., Knight Securities, Inc., Fleet Trading, Wm V. Frankel & Co., GVR Company, Ladenburg, Thalmannn & Co., Oscar Gruss & Son, Paragon Capital Markets and Schwab Capital Markets.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market.

These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                   Price per Share
                                                   ---------------
                                                   High       Low
                                                   ----       ---
Fiscal year 2001
         Third Quarter (January 1, 2001
         through March 31, 2001)                   $ .55      $ .18

         Fourth Quarter (April 1, 2001
         through June 30, 2001)                    $1.10      $ .30

Fiscal year 2002
         First Quarter (July 1, 2001
         through September 30, 2001)               $ .40      $ .18

         Second Quarter (October 1, 2001
         through December 31, 2001)                $ .40      $ .12

         Third Quarter (January 1, 2002
         through March 31, 2002)                   $ .80      $ .22

         Fourth Quarter (April 1, 2002
         through June 30, 2002)                    $ .40      $ .25

         There are 62 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - SELECTED FINANCIAL DATA

                                         Fiscal Years Ended June 30,
                                         ---------------------------
                                         2002             2001
                                         ----             ----
Income Statement Data
---------------------
   Net Sales                             $ 1,443,795      $   566,169
   Net Income (loss)                     $  (940,091)     $(1,131,771)

Per Share Data
--------------
Net Income (loss)                        $      (.04)     $      (.06)

                                         As of June 30,
                                         --------------
                                         2002             2001
                                         ----             ----

Balance Sheet Data
------------------
   Total Assets                          $ 1,940,244      $ 2,178,613
   Total Liabilities                     $ 3,397,873      $ 2,734,351
   Stockholders' Equity (Deficit)        $(1,457,629)     $  (555,738)

Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain statements in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

         Management of the Company seeks to have the Company attain a positive cash flow during fiscal year 2003. The achievement of this goal will be determined by the rate of acceptance and the implementation of the technology by its customers and licensees.

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


YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2002.

         Revenues increased in 2002 to $1,443,795 from $566,199 in 2001. There were increased license and royalty fees and higher sales in 2002 to account for the difference.

         Costs of sales increased in 2002 to $1,240,443 from $682,611 in 2001 as a result of higher sales in 2002.

         Selling, general and administrative expenses increased in 2002, to $1,100,875 from $1,039,392 in 2001. The selling, general and administrative expense increased because of higher sales. Interest expense was more in 2002, $20,510, from $1,356 in 2001.

         The result was that there was a net loss of $940,091 in 2002, compared to a net loss of $1,131,771 in 2001. The net loss per share in 2002 was $.04 compared to a net loss per share of $.06 in 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2002 was $10,700,210. It has been able to maintain a positive cash position solely through financing activities. As a result of this, and the fact that the Company's current liabilities exceed its current assets, the independent auditor has issued a going concern opinion.

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

SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory, patent rights in the recognition of revenue. Actual amounts could differ from these estimates.

         Inventory Valuation

         As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

         Revenue Recognition

         As noted in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable and the fee is fixed or determined.

         Patent Rights

         At noted in Note 1 to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 121, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the jprojected cash flows using an appropriate discount rate.

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

         None.


                                    PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                                Age              Position
----                                ---              --------

Thomas Gerschman                    45               Chairman

Stephen Nagel                       52               President, Director

Kenneth Bradley                     54               Secretary

         Thomas Gerschman, Mr. Gerschman is the Chairman, and a Director of the Company. Mr. Gerschman has been the President of Mount Keene, Inc., a corporation for investment banking, since 1989 and of Summore Plastics, Inc., a plastic molding company, since 1990. Neither business interferes with the Company. He became a director of the Company, and Chairman in 1999.

         Stephen Nagel, Mr. Nagel is President and a Director. Mr. Nagel was the CEO of Rescon Technology, a manufacturer of construction materials from 1976 to 1992, and the founding CEO of Selectronics, a consumer electronics and software publisher from 1983 to 1991, both public companies. He has an MBA from Arizona State University and a JD from the University of Wyoming. Mr. Nagel has been President and a Director since inception of the Company

         Kenneth Bradley, Mr. Bradley is the Secretary. Mr. Bradley is a partner for the accounting firm of Porter, Muirhead & Howard since 1976. He is in Casper, Wyoming. Mr. Bradley's duties are minimal, and he spends very little time on the affairs of the Company.

         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 11. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. The Company expensed $104,125 in 2001 and $121,000 in 2002 to Nagel Enterprises, of which $151,000 has been accrued, as consulting fees, an entity wholly owned by Stephen Nagel, in lieu of compensation to Mr. Nagel. There is no written contract or obligation for the payments to Mr. Nagel. The Company also expensed fees to Mount Keen, an entity owned by Thomas Gershman, $60,000 in 2001 and $60,000 in 2002, of which $110,000 has been accrued as consulting fees to Mount Keen in 2002.


Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

         There are presently 21,918,144 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2002, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                              Shares of               Percent of
Name                       Common Stock               Ownership
-------------------------------------------------------------------

Thomas Gerschman                 46,875                1%

Stephen Nagel                 6,388,000               29%

Philippe Nordman             11,236,690               51%

Directors and Officers        6,434,875               29%
as a group


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV


Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended June 30, 2002, and June 30, 2001.

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

                             JUNE 30, 2002 AND 2001

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Kolorfusion International, Inc.


         We have audited the accompanying balance sheets of Kolorfusion International, Inc., as of June 30, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses and its current liabilities exceeded its current assets as of June 30, 2002. This raises substantial doubt about the Company's ability to continue as a going concern. Management`s plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Virchow, Krause & Company, LLP




Minneapolis, Minnesota
August 23, 2002

                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 2002 and 2001

             ASSETS                                                           2002             2001
                                                                          ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $      9,903     $     86,445
    Trade accounts receivable, no allowance for
        doubtful accounts considered necessary                                 212,273           61,394
    Inventories                                                                177,095          164,680
                                                                          ------------     ------------
             Total current assets                                              399,271          312,519

OTHER ASSETS:
    Patents, less accumulated amortization
        2002 $2,215,529; 2001 $1,969,359                                     1,477,001        1,723,171
    Other                                                                        1,270            1,270
                                                                          ------------     ------------
                                                                             1,478,271        1,724,441

LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                            62,702          141,653
                                                                          ------------     ------------

                                                                          $  1,940,244     $  2,178,613
                                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                      $    407,405     $    184,072
    Notes payable                                                              450,000          203,865
    Accrued expenses                                                            33,054               --
    Accrued expenses due stockholders                                          261,000          100,000
    Payable to individual                                                    2,246,414        2,246,414
                                                                          ------------     ------------
             Total current liabilities                                       3,397,873        2,734,351


STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        2002 21,918,144; 2001 21,658,144 shares issued and outstanding          21,918           21,658
    Additional paid-in capital                                               9,220,663        9,182,723
    Accumulated deficit                                                    (10,700,210)      (9,760,119)
                                                                          ------------     ------------
                                                                            (1,457,629)        (555,738)
                                                                          ------------     ------------

                                                                          $  1,940,244     $  2,178,613
                                                                          ============     ============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2002 and 2001

                                                        2002             2001
                                                    ------------     ------------
Revenues:
    Sales                                           $  1,348,795     $    496,199
    License and royalty revenue                           95,000           70,000
                                                    ------------     ------------
                                                       1,443,795          566,199

Expenses:
    Cost of sales                                      1,240,443          682,611
    Selling, general and administrative expenses       1,100,875        1,039,392
                                                    ------------     ------------


             Operating loss                             (897,523)      (1,155,804)

Other income (expense):
    Interest and other income (expense)                  (22,058)          25,389
    Interest expense                                     (20,510)          (1,356)
                                                    ------------     ------------
                                                         (42,568)          24,033
                                                    ------------     ------------

             Net loss                               $   (940,091)    $ (1,131,771)
                                                    ============     ============


Loss per share - basic and diluted                  $       (.04)    $       (.06)
                                                    ============     ============

Shares used in computing loss per share               21,679,811       19,367,866
                                                    ============     ============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2002 and 2001

                                                 Common Stock             Additional
                                          ---------------------------       Paid-In       Accumulated
                                            Shares          Amount          Capital         Deficit           Total
                                          -----------    ------------    ------------    ------------     ------------
Balance at June 30, 2000                   18,796,561    $     18,797    $  7,674,260    $ (8,628,348)    $   (935,291)
    Shares issued for cash                    241,583             241         121,083              --          121,324
    Conversion of stockholder payable       2,620,000           2,620       1,307,380              --        1,310,000
    Stock option compensation                      --              --          80,000              --           80,000
    Net loss                                       --              --              --      (1,131,771)      (1,131,771)
                                         ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2001                   21,658,144          21,658       9,182,723      (9,760,119)        (555,738)
    Shares issued for services                 60,000              60          13,140                           13,200
    Shares issued for cash                    200,000             200          24,800                           25,000
    Net loss                                       --              --              --        (940,091)        (940,091)
                                         ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2002                   21,918,144    $     21,918    $  9,220,663    $(10,700,210)    $ (1,457,629)
                                         ============    ============    ============    ============     ============


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2002 and 2001

                                                               2002            2001
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (940,091)    $(1,131,771)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                            295,132         306,170
       Shares issued for services                                13,200              --
       Loss on disposal of fixed assets                          31,350              --
       Stock option compensation                                     --          80,000
       (Increase) decrease in trade accounts receivable        (150,879)        (38,438)
       (Increase) decrease in inventories                       (12,415)        (61,930)
       Increase (decrease) in accounts payable                  223,333           2,270
       Increase (decrease) in accrued expenses                   33,054              --
       Increase in accrued expenses due stockholders            161,000         100,000
                                                            -----------     -----------
        Net cash used in operating activities                  (346,316)       (743,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment             (1,361)        (21,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from payable to stockholders                            --         530,000
    Proceeds from notes payable                                 250,000         200,000
    Payments on notes payable                                    (3,865)        (11,016)
    Net proceeds from issuance of common stock                   25,000         121,324
                                                            -----------     -----------
        Net cash provided by financing activities               271,135         840,308
                                                            -----------     -----------

        Increase (decrease) in cash and cash equivalents        (76,542)         75,660

Cash and cash equivalents:
    Beginning                                                    86,445          10,785
                                                            -----------     -----------

    Ending                                                  $     9,903     $    86,445
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                              $    10,210     $     1,356
                                                            ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Issuance of common stock for stockholder payable        $        --     $ 1,310,000
                                                            ===========     ===========


See Notes to Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2002 and 2001


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

         OTHER ASSETS:

         The Company purchased the patent rights for Canada and the United States on October 17, 1995. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,170 for each of the years ended June 30, 2002 and 2001.

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

         Depreciation expense for the years ended June 30, 2002 and 2001 was $48,962 and $60,000, respectively.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2002 and 2001


Note 1.  Nature of Business and Significant Accounting Policies (Continued):

         LONG-LIVED ASSETS:

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate.

         REVENUE RECOGNITION:

         The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission.

         ADVERTISING:

         The Company expenses advertising costs as they are incurred. Advertising costs were $69,000 and $5,300 for 2002 and 2001, respectively.

         CALCULATION OF LOSS PER COMMON SHARE:

         Loss per share is computed based on the weighted average common shares outstanding. Potential issues that are anti-dilutive and reduce loss per share are excluded from the computation. The number of anti-dilutive shares at June 30, 2002 is 4,505,823.

         CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         STOCK-BASED EMPLOYEE COMPENSATION:

         The Company accounts for its employee stock option plans under the intrinsic-value method of APB Opinion No. 25 and related interpretations and, accordingly, compensation costs are recognized in the financial statements only when options are granted to employees below the fair market value of the underlying stock

         ESTIMATES AND ASSUMPTIONS:

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

                       Years Ended June 30, 2002 and 2001


Note 1.  Nature of Business and Significant Accounting Policies (Continued):

         FINANCIAL INSTRUMENTS:

         The carrying value of the Company's financial instruments approximates fair value at June 30, 2002 and 2001.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 230 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will measure the impact of these statements as it becomes necessary.

         In June, 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

         In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

         In April, 2002, the FASB issued SFAS 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" for fiscal years beginning after May 15, 2002. In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company is currently evaluating the impact of SFAS 145 and 146.


Note 2.  Leasehold Improvements and Equipment:

                                                                     2002        2001
                                                                   --------    --------
                 Office equipment and furniture                    $ 80,842    $ 79,480
                 Leasehold improvements                              21,732      21,732
                 Production equipment                               268,769     340,736
                                                                   --------    --------
                                                                    371,343     441,948
                 Less accumulated depreciation and amortization     308,641     300,295
                                                                   --------    --------
                                                                   $ 62,702    $141,653
                                                                   ========    ========

Note 3.  Payable to Individual:

         The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement is collateralized by patent rights. The Company has not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due has been classified as a current liability. The amount outstanding at June 30, 2002 and 2001 is $2,246,414.

         The Company has an agreement in principle with the individual whereby the Company would acquire certain patent rights and other exclusive rights for 152,450 Euros, one million shares of Company common stock, and a five year consulting agreement calling for annual payments of 106,800 Euros to the individual. This agreement would replace the above October 1995 agreement.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2002 and 2001


Note 3.  Payable to Individual (Continued):

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

                   UNAUDITED SELECTED PRO FORMA FINANCIAL DATA

                                                         Year Ended
                                                           June 30
           Pro Forma Statement of Operations Data:          2002
                                                        -----------

             Loss before extraordinary item             $(1,474,091)
             Extraordinary income                         1,996,414
             Net income                                     522,323
             Net income per share                               .02


           Pro Forma Balance Sheet Data:                   June 30
                                                            2002
                                                        -----------
             Total assets                               $ 1,940,244
             Total liabilities                            1,685,459
             Total stockholders' equity                     254,785


Note 4.  Notes Payable:

                                                                                     2002         2001
                                                                                   ---------    ---------
         Note payable, bank payable on demand but no later than December
            27, 2002, including interest at 5.5%, collateralized
            by substantially all assets and guaranteed by a stockholder            $ 200,000    $ 200,000

         Note payable, bank payable in monthly installments
            of $486, including interest at 10.25%, through
            February 2002, collateralized by vehicle                                      --        3,865

         Note payable, due on demand and unsecured including interest at 10%         250,000           --
                                                                                   ---------    ---------
                                                                                   $ 450,000    $ 203,865
                                                                                   =========    =========

Note 5.  Stockholders' Deficit:

         Preferred stock:

         The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2002, no shares of preferred stock are issued and outstanding.

         Warrants:

         The Company has issued warrants to purchase 50,000 shares of common stock at a purchase price of $1.30 per share. The warrants expire on August 1, 2003.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2002 and 2001


Note 5.  Stockholders' Deficit (Continued):

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

         The Class A warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $1.75 per share and expire on September 1, 2002.

         The Class B warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $2.25 per share and expire on September 1, 2002.

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

         Information relating to stock options is as follows:

                                                                   2002                               2001
                                                     --------------------------------    --------------------------------
                                                                          Weighted                           Weighted
                                                         Number           Average           Number           Average
                                                       of Shares       Exercise Price      of Shares       Exercise Price
                                                     --------------    --------------    --------------    --------------
            Under option, beginning of year               2,800,000    $          .72         2,700,000    $         1.90
            Granted                                              --                           2,650,000               .70

            Expired                                              --                          (2,550,000)             1.93
                                                     --------------                      --------------
            Under option, end of year                     2,800,000    $          .72         2,800,000    $          .72
                                                     ==============                      ==============

            Exercisable at end of year                    1,905,000    $          .60         1,275,000    $          .53
                                                     ==============                      ==============

            Weighted average fair value of options
               granted through June 30, 2002         $         0.50                      $          .50
                                                     ==============                      ==============

         The range of exercise prices at June 30, 2002 is from $.38 to $1.00 per share. The weighted-average remaining contractual life for exercisable options is .8 years and 1.0 years for those under option at June 30, 2002.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net loss would have been increased to the pro forma amounts indicated below:

                Net loss:                         2002                 2001
                                            --------------       --------------
                  As reported               $     (940,091)      $   (1,131,771)

                  Pro forma                 $   (1,140,091)      $   (1,628,771)

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2002 and 2001


Note 5.  Stockholders' Deficit (Continued):

         In determining the pro forma compensation cost of the options, the fair value of each option granted has been estimated on the date of grant using assumptions in the calculations as summarized below:

             Risk free interest                                      5.5%
             Expected life of options granted                  5-10 years
             Expected dividend yield                                   0%
             Volatility                                              210%


Note 6.  Commitments and Contingencies:

         The Company leases office, warehouse and production space under a lease which calls for approximate monthly payments of $12,000 through January 2003. Rental expense on this operating lease was approximately $208,000 and $170,000 for the years ending June 30, 2002 and 2001, respectively.

         The Company leases various office equipment under operating leases. Rental expense on these leases was $19,000 and $24,000 for the years ending June 30, 2002 and 2001, respectively.

         Minimum lease payments at June 30, 2002 are as follows:

           Year Ending June 30:     Facility    Equipment      Total
                                    ---------   ---------    ---------
                 2003               $  63,467   $  16,644    $  80,111
                 2004                      --      16,644       16,644
                 2005                      --       8,322        8,322
                                    ---------   ---------    ---------
                                    $  63,467   $  41,610    $ 105,077
                                    =========   =========    =========


Note 7.  Income Taxes:

         The Company has available net operating loss carryforwards of approximately $6,900,000 at June 30, 2002 which will expire in eleven through twenty years.

         The following is a summary of deferred taxes:

                                                                June 30
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
           Deferred tax assets:
              Operating loss carryforwards            $ 2,700,000   $ 2,500,000
              Depreciation and amortization               300,000       200,000
                                                      -----------   -----------
                                                        3,000,000     2,700,000

           Valuation allowance                         (3,000,000)   (2,700,000)
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

         A reconciliation of the Company's statutory tax rate to the effective date is as follows:

                                                          2002          2001
                                                      -----------   -----------
           Federal statutory rate                          35%           35%
           State taxes                                      5%            5%
           Valuation allowance                            (40)%         (40)%
                                                      -----------   -----------
                                                            0%            0%
                                                      ===========   ===========

         Federal tax rules impose limitations on the utilization of loss carryforwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2002 and 2001


Note 8.  Major Customers:

         The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the approximate amounts of:

                                  2002                      2001
                        ------------------------  ------------------------
                           Sales     Receivables     Sales     Receivables
                        -----------  -----------  -----------  -----------
           Customer A    $      --    $      --    $  73,000   $       --
           Customer B      148,000       13,000           --           --
           Customer C           --           --       80,000           --
           Customer D      489,000       59,000       66,000           --


Note 9.  Company's Continued Existence:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses. The Company intends to arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year, convert the payable to individual to equity and increase cash flows from operations. There can be no assurance the Company will be able to obtain capital or capital on acceptable terms.


Note 10. Subsequent Event:

         Subsequent to June 30, 2002 the Company signed a license agreement which calls for the receipt of $750,000. In addition, the Company granted the licensee an option to purchase 1,000,000 shares of Company stock for $500,000 through November 1, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 30, 2002



                                                 KOLORFUSION INTERNATIONAL, INC.




                                                 by    /s/ Stephen Nagel
                                                    -----------------------
                                                       Stephen Nagel, President

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350


In connection with the Annual Report of Kolorfusion International, Inc. (the "Company") on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities listed below, hereby certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




September 30, 2002                        By    /s/ Stephen Nagel
                                             -----------------------
                                                Stephen Nagel
                                                President, Chief
                                                Executive Officer
                                                and Principal Accounting Officer