Form 10QSB
period 2002-09-30
KOLORFUSION INTERNATIONAL INC
filed 2002-11-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number                        0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                       84-1317836
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  14510 East Fremont Ave., Englewood, CO 80112
                    (Address of principal executive offices)

                                 (303) 690-2910
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    __X__               No _____


      21,918,144         Common Shares were outstanding as of November 15, 2002
----------------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets
                  September 30, 2002 (Unaudited) and
                     June 30, 2002                                            1

               Statements of Operations
                  Three months ended September 30, 2002 and 2001 (Unaudited)  2

               Condensed Statements of Cash Flows
                  Three months ended September 30, 2002 and 2001 (Unaudited)  3

               Selected Notes to Condensed Financial
                  Statements (Unaudited)                                      4


   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            5


PART II.     OTHER INFORMATION                                               6-7

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS


                                                 September 30,      June 30,
             ASSETS                                  2002             2002
                                                 ------------     ------------
                                                  (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                    $    250,394     $      9,903
    Trade accounts receivable                         436,144          212,273
    Inventories                                       155,616          177,095
                                                 ------------     ------------
             Total current assets                     842,154          399,271

OTHER ASSETS:
    Patents, net                                    1,415,459        1,477,001
    Other                                               1,270            1,270
                                                 ------------     ------------
                                                    1,416,729        1,478,271


LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net              55,553           62,702
                                                 ------------     ------------

                                                 $  2,314,436     $  1,940,244
                                                 ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                             $    209,218     $    407,405
    Notes payable                                                      450,000
    Accrued expenses                                   42,275           33,054
    Accrued expenses due stockholders                 266,000          261,000
    Payable to individual                           2,246,414        2,246,414
                                                 ------------     ------------
        Total current liabilities                   3,213,907        3,397,873

STOCKHOLDERS' DEFICIT:
    Common stock                                       21,918           21,918
    Additional paid-in capital                      9,220,663        9,220,663
    Accumulated deficit                           (10,142,052)     (10,700,210)
                                                 ------------     ------------
                                                     (899,471)      (1,457,629)

                                                 $  2,314,436     $  1,940,244
                                                 ============     ============


Note: The balance sheet at June 30, 2002 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30
                                                 -----------------------------
                                                     2002            2001
                                                 ------------     ------------

Revenues                                         $  1,108,647     $    256,872

Expenses:
    Cost of sales                                     237,673          164,148
    Selling, general and administrative               301,749          312,977
    Other income (expense)                            (11,067)         (34,802)
                                                 ------------     ------------

             Net income (loss)                   $    558,158     $   (255,055)
                                                 ============     ============


Income (loss)  per common share                  $        .03     $       (.01)
                                                 ============     ============

Income (loss) per common share assuming dilution $        .02     $       (.01)
                                                 ============     ============

Weighted average outstanding shares                21,918,144       21,818,144
                                                 ============     ============



See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                            September 30
                                                        2002          2001
                                                      ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                 $ 558,158     $(255,055)
    Depreciation and amortization                        73,783        74,000
    Loss on disposal of equipment                            --        31,350
Change in:
        Accounts receivable                            (223,871)      (68,426)
        Inventories                                      21,479       (93,253)
        Accounts payable                               (198,187)      207,965
        Accrued expenses                                  9,221            --
        Accrued expenses due stockholders                 5,000            --
                                                      ---------     ---------

        Net cash used in operating activities           245,583      (103,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment     (5,092)       (2,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Checks issued in excess of bank balance                  --        20,056
    Payments on long-term debt                               --          (918)
                                                      ---------     ---------
                                                             --        19,138
                                                      ---------     ---------

            Net increase (decrease) in cash
                 and cash equivalents                   240,491       (86,445)

Cash and cash equivalents:
    Beginning of period                                   9,903        86,445
                                                      ---------     ---------

    End of period                                     $ 250,394     $      --
                                                      =========     =========




See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of September 30, 2002, the statement of operations for the periods ended September 30, 2002 and 2001, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Deficit:

              During the three months ended September 30, 2002, stockholders' deficit changed for net income of $558,158.

Note 3.       Revenues:

              During the three months ended September 30, 2002, the Company recognized license and royalty revenue of $790,000 of which $780,000 was from one customer.

                         KOLORFUSION INTERNATIONAL, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended September 30, 2002 to $1,108,647 from $256,872 in 2001. One new customer accounted for $780,000 of the increase by the purchase of a license agreement, which contains certain exclusivity provisions. Without the new customer the revenues would have been $328,647, an increase of $71,775 over the prior year. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the quarter ended September 30, 2002 to $237,673 from $164,148 in 2001. The Company expects the profit margin to increase as it acquires new customers and lowers the cost of processing and materials. Selling, general and administrative expenses decreased in 2002 to $301,749 from $312,977 in 2001, largely as a result of reallocation of rent expense.

         The result was a net income in the quarter ended September 30, 2002 of $558,158 compared to a net loss of $255,055 in the same quarter in 2001. The net income per share, diluted, was $.02 in 2002, compared to a net loss of $.01 in 2001.


SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements for the year ended June 30, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company.

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory, patent rights and the recognition of revenue. Actual amounts could differ from these estimates.

         Inventory Valuation

         Inventories consist primarily of raw materials are valued at the lower of cost or market (first-in, first-out method).

         Revenue Recognition

         License and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable, and the fee is fixed or determinable.

         Patent rights

         The cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 121, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements may appear in a number of places in this report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration of any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.


                           PART II. OTHER INFORMATION
                                    -----------------


Item 1.       Legal Proceedings

              The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 3.       Controls and Procedures

              Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Kolorfusion International, Inc.'s disclosure controls and procedures are effective.


Item 6.       Exhibits and Reports on Form 8-K

              (b) No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KOLORFUSION INTERNATIONAL, INC.



Date:  November 13, 2002                   By: /s/  Stephen Nagel
                                               ---------------------------------

                                               Director, President




                                 CERTIFICATIONS

I, Stephen Nagel, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Kolorfusion International, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE: NOVEMBER 13, 2002         SIGNED:  /S/  STEPHEN NAGEL
                                         ---------------------------------------
                                  NAME:    STEPHEN NAGEL
                                 TITLE:    CHIEF EXECUTIVE OFFICER AND PRINCIPAL
                                           FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Stephen Nagel, the Chief Executive Officer and principal financial officer of Kolorfusion International, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


DATE: NOVEMBER 13, 2002         SIGNED:  /S/  STEPHEN NAGEL
                                         ---------------------------------------
                                  NAME:    STEPHEN NAGEL
                                 TITLE:    CHIEF EXECUTIVE OFFICER AND PRINCIPAL
                                           FINANCIAL OFFICER