Form 10-Q
period 2002-12-31
KOLORFUSION INTERNATIONAL INC
filed 2003-02-10
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2002
                               -------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------        ----------------


Commission File Number                         0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                        84-1317836
          --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 7347 South Revere Parkway, Centennial, CO 80112
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (303) 690-2910
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__               No  _____


      21,818,144          Common Shares were outstanding as of February 15, 2003
-------------------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                                          Page
                                                                                          ----

 PART I.  FINANCIAL INFORMATION

 Item 1.     Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     December 31, 2002 (Unaudited) and
                        June 30, 2002                                                        1

                  Statements of Operations
                     Three and six months ended December 31, 2002 and 2001 (Unaudited)       2

                  Condensed Statements of Cash Flows
                     Six months ended December 31, 2002 and 2001 (Unaudited)                 3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                                  4


 Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          5


PART II.  OTHER INFORMATION                                                                6-7



                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS


                                                      December 31,           June 30,
             ASSETS                                       2002                 2002
                                                     --------------       --------------
                                                       (Unaudited)           (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                        $       38,527       $        9,903
    Trade accounts receivable                               448,094              212,273
    Inventories                                             175,093              177,095
                                                     --------------       --------------
             Total current assets                           661,714              399,271

OTHER ASSETS:
    Patents, net                                          1,353,916            1,477,001
    Other                                                     1,270                1,270
                                                     --------------       --------------
                                                          1,355,186            1,478,271

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net                    55,044               62,702
                                                     --------------       --------------

                                                     $    2,071,944       $    1,940,244
                                                     ==============       ==============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                 $      202,060       $      407,405
    Notes payable                                           446,000              450,000
    Accrued expenses                                         42,275               33,054
    Accrued expenses due stockholders                       269,500              261,000
    Payable to individual                                 2,246,414            2,246,414
                                                     --------------       --------------
             Total current liabilities                    3,206,249            3,397,873

STOCKHOLDERS' DEFICIT:
    Common stock                                             21,918               21,918
    Additional paid-in capital                            9,220,663            9,220,663
    Accumulated deficit                                 (10,376,886)         (10,700,210)
                                                     --------------       --------------
                                                         (1,134,305)          (1,457,629)
                                                     --------------       --------------

                                                     $    2,071,944       $    1,940,244
                                                     ==============       ==============


Note: The balance sheet at June 30, 2002 has been taken from the audited financial statements at that date, and has been condensed.


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                  Six Months Ended
                                                                December 31                        December 31
                                                     --------------------------------   --------------------------------
                                                          2002              2001             2002              2001
                                                     --------------    --------------   --------------    --------------

Revenues                                             $      339,772    $      466,960   $    1,448,419    $      723,832

Expenses:
    Cost of sales                                           189,830           418,867          427,503           583,015
    Selling, general and administrative                     380,947           276,124          682,696           589,101

    Other income (expense)                                   (3,829)             (897)         (14,896)          (35,699)
                                                     --------------    --------------   ---------------   --------------

             Net income(loss)                        $     (234,834)   $     (228,928)  $      323,324    $     (483,983)
                                                     ==============    ==============   ==============    ==============


Income(loss) per common share                        $         (.01)   $         (.01)  $          .01    $         (.02)
                                                     ==============    ==============    =============    ==============

Income(loss) per common share assuming dilution      $         (.01)   $         (.01)  $          .01    $         (.02)
                                                     ==============    ==============   ==============    ==============

Weighted average outstanding shares                      21,818,144        21,818,144       21,818,144        21,818,144
                                                     ==============    ==============   ==============    ==============



See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Six Months Ended
                                                                                                   December 31
                                                                                             2002              2001
                                                                                        --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss)                                                                    $      323,324    $     (483,983)
    Depreciation and amortization                                                              147,566           148,000
    Loss on disposal of equipment                                                                                 31,350
    Change in:
        Accounts receivable                                                                   (235,821)         (181,908)
        Inventories                                                                              2,002           (57,320)
        Accounts payable                                                                      (205,345)          398,834
        Accrued expenses                                                                         9,221
        Accrued expenses due stock holders                                                       8,500            32,000
                                                                                        --------------      ------------
             Net cash provided by (used in) operating activities                                49,447          (113,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment                                           (16,823)           (2,477)
                                                                                        --------------    --------------
             Net cash used in investing activities                                             (16,823)           (2,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from payable to stockholder                                                                          25,000
    Checks issued in excess of bank balance                                                                        7,172
    Payments on notes payable                                                                   (4,000)           (2,792)
                                                                                        --------------    --------------
             Net cash provided by (used in) financing activities                                (4,000)           29,380
                                                                                        --------------    --------------

             Net decrease in cash                                                               28,624           (86,124)

Cash and cash equivalents:
    Beginning of period                                                                          9,903            86,445
                                                                                        --------------    --------------

    End of period                                                                       $       38,527    $          321
                                                                                        ==============    ==============



See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of December 31, 2002, the statement of operations for the periods ended December 31, 2002 and 2001, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Equity:

              During the six months ended December 31, 2002, stockholders' equity changed for a net income of $323,324.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         Revenues decreased in the quarter ended December 31, 2002 to $339,772 from $466,960 in 2001. A part of the lower revenues was the result of the deferral of some processing accounts in December because the Company moved to its new larger facility during the months of December and January.

         Cost of sales decreased in the quarter ended December 31, 2002 to $189,830 from $418,867 in 2001 as the Company adopts more cost efficient processing procedures and the increasing sales of its printed goods to its licensee base. The Company expects the profit margin to increase as it acquires new customers and expands its OEM licensee base. Selling, general and administrative expenses increased in 2002 to $380,947 from $276,124 in 2001, largely as a result of increased personnel for sales and processing.

         The result was a net loss in the quarter ended December 31, 2002 of $234,834 compared to a net loss of $228,928 in the same quarter in 2001. The net loss per share was $.01 in 2002, compared to $.01 in 2001.

         Revenues increased in the six months ended December 31, 2002 to $1,448,419 from $723,832 in 2001. The increase is due to increasing acceptance of the Company's patented process with new customers and licensee contracts.

         Cost of sales decreased in the six months ended December 31, 2002 to $427,503 from $583,015 in 2001. Selling, general and administrative expenses increased in 2002 to $682,696 from $589,101 in 2001, largely as a result of new key personnel.

   The result was a net income in the six months ended December 31, 2002 of $323,324 compared to a net loss of $483,983 in the same period in 2001. The net income per share was $.01 in 2002, compared to a net loss of $.02 in 2001.


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

Item 3.       Controls and Procedures

                 Under the supervision and with the participation of our
              management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer concluded that Kolorfusion International, Inc.'s disclosure controls and procedures are effective.

Item 6.       Exhibits and Reports on Form 8-K

              (b) No reports on Form 8-K were filed during the six months ended
                  December 31, 2002.




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KOLORFUSION INTERNATIONAL, INC.



Date: February 10, 2003         By: /s/  Stephen Nagel
                                    --------------------------------------------
                                    President

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


5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE: FEBRUARY 10, 2003        SIGNED:  /S/  STEPHEN NAGEL
                                        ----------------------------------------
                               NAME:    STEPHEN NAGEL
                               TITLE:   CHIEF EXECUTIVE OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Nagel, the Chief Executive Officer and principal financial officer of Kolorfusion International, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.




DATE: FEBRUARY 10, 2003        SIGNED:  /S/  STEPHEN NAGEL
                                        ----------------------------------------
                               NAME:    STEPHEN NAGEL
                               TITLE:   CHIEF EXECUTIVE OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER