Form 10-Q
period 2003-03-31
KOLORFUSION INTERNATIONAL INC
filed 2003-05-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2003
                               -------------------------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                --------------------      ----------------------

Commission File Number              0-28351
                       ---------------------------------------------------------

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  COLORADO                             84-1317836
                  --------                             ----------
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

      22,206,144          Common Shares were outstanding as of May 15, 2003
-----------------------

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Balance Sheets
             March 31, 2003 (Unaudited) and
                June 30, 2002                                                 1

          Statements of Operations
             Three and nine months ended March 31, 2003 and 2002
              (Unaudited)                                                     2

          Condensed Statements of Cash Flows
             Nine months ended March 31, 2003 and 2002 (Unaudited)            3

          Selected Notes to Condensed Financial
             Statements (Unaudited)                                           4


     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           5-6


PART II. OTHER INFORMATION                                                  7-9

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                   March 31,        June 30,
             ASSETS                                  2003             2002
                                                 ------------     ------------
                                                  (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                    $     91,862     $      9,903
    Trade accounts receivable                         273,335          212,273
    Inventories                                       176,615          177,095
    Deferred rent                                     120,000
                                                 ------------     ------------
             Total current assets                     661,812          399,271

OTHER ASSETS:
    Patents, net                                    1,292,374        1,477,001
    Other                                              17,270            1,270
                                                 ------------     ------------
                                                    1,309,644        1,478,271

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net             150,327           62,702
                                                 ------------     ------------

                                                 $  2,121,783     $  1,940,244
                                                 ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                             $    251,951     $    407,405
    Notes payable                                     482,039          450,000
    Accrued expenses                                   22,753           33,054
    Accrued expenses due stockholders                 275,500          261,000
    Payable to individual                           2,246,414        2,246,414
                                                 ------------     ------------
             Total current liabilities              3,278,657        3,397,873

STOCKHOLDERS' DEFICIT:
    Common stock                                       22,206           21,918
    Additional paid-in capital                      9,364,375        9,220,663
    Accumulated deficit                           (10,543,455)     (10,700,210)
                                                 ------------     ------------
                                                   (1,156,874)      (1,457,629)
                                                 ------------     ------------

                                                 $  2,121,783     $  1,940,244
                                                 ============     ============

Note: The balance sheet at June 30, 2002 has been taken from the audited financial statements at that date, and has been condensed.

See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                               March 31                         March 31
                                                   -----------------------------     -----------------------------
                                                        2003             2002             2003            2002
                                                   ------------     ------------     ------------    ------------
Revenues                                           $    581,924     $    458,574     $  2,030,343    $  1,182,406

Expenses:
    Cost of sales                                       451,205          280,524          878,708         843,539
    Selling, general and administrative                 416,357          329,344        1,099,053         918,445

    Other income (expense)                              119,069           (4,925)         104,173         (40,624)
                                                   ------------     ------------     ------------    ------------

             Net income (loss)                     $   (166,569)    $   (156,219)    $    156,755    $   (620,202)
                                                   ============     ============     ============    ============

Income (loss) per common share                     $       (.01)    $       (.01)    $        .01    $       (.03)
                                                   ============     ============     ============    ============

Income (loss) per common share assuming dilution   $       (.01)    $       (.01)    $        .01    $       (.03)
                                                   ============     ============     ============    ============

Weighted average outstanding shares                  22,110,144       21,818,144       21,078,144      21,818,144
                                                   ============     ============     ============    ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                            March 31
                                                                    -----------------------
                                                                       2003          2002
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ 156,755     $(620,202)
    Depreciation and amortization                                     221,349       222,000
    Loss on disposal of equipment                                                    31,350
    Deferred rent expense                                              24,000
    Change in:
        Accounts receivable                                           (61,062)     (116,274)
        Inventories                                                       480       (17,700)
        Accounts payable                                             (155,454)      335,737
        Accrued expenses                                              (10,301)          280
        Accrued expenses due stock holders                             14,500        94,000
                                                                    ---------     ---------
             Net cash provided by (used in) operating activities      190,267       (70,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements and equipment                 (124,347)       (2,477)
    Other assets                                                      (16,000)
                                                                    ---------     ---------
             Net cash used in investing activities                   (140,347)       (2,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from payable to stockholder                                             25,000
    Proceeds from notes payable                                       136,436
    Payments on notes payable                                        (104,397)       (2,801)
                                                                    ---------     ---------
             Net cash provided by (used in) financing activities       32,039        22,199
                                                                    ---------     ---------

             Net increase (decrease) in cash                           81,959       (51,087)

Cash and cash equivalents:
    Beginning of period                                                 9,903        86,445
                                                                    ---------     ---------

    End of period                                                   $  91,862     $  35,358
                                                                    =========     =========

SUPPLEMENTAL INFORMATION:
    Interest paid                                                      13,359
                                                                    ---------

    Stock issued for deferred rent                                    144,000
                                                                    ---------

See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 2003, the statement of operations for the periods ended March 31, 2003 and 2002, and the condensed statement of cash flows for the periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.


Note 2.       Stockholders' Deficit:

              During the nine months ended March 31, 2003, stockholders' deficit changed for a net income of $156,755 and the issuance of 288,000 shares of common stock for $144,000.

                         KOLORFUSION INTERNATIONAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended March 31, 2003 to $581,924 from $458,574 in 2002. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the quarter ended March 31, 2003 to $451,205 from $280,524 in 2002. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2003 to $416,357 from $329,344 in 2002.

         The result was a net loss in the quarter ended March 31, 2003 of $166,569 compared to a net loss of $156,219 in the same quarter in 2002. The net loss per share was $.01 in 2003, compared to $.01 in 2002.

         Revenues increased in the nine months ended March 31, 2003 to $2,030,343 from $1,182,406 in 2002. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales increased in the nine months ended March 31, 2003 to $878,708 from $843,539 in 2002. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2003 to $1,099,053 from $918,445 in 2002

         The result was a net income in the nine months ended March 31, 2003 of $156,755 compared to a net loss of $620,202 in the same period in 2002. The net income per share was $.01 in 2003, compared to a net loss $.03 in 2002.

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

              No reports on Form 8-K were filed during the nine months ended March 31, 2003.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KOLORFUSION INTERNATIONAL, INC.


Date: May 12, 2003                    By: /s/  Stephen Nagel
                                          --------------------------------------
                                      President

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


DATE: MAY 12, 2003         SIGNED:  /S/  STEPHEN NAGEL
                                    --------------------------------
                               NAME:    STEPHEN NAGEL
                               TITLE:   CHIEF EXECUTIVE OFFICER AND
                                        PRINCIPAL FINANCIAL OFFICER