Form 10KSB
period 2003-06-30
KOLORFUSION INTERNATIONAL INC
filed 2003-10-10
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2003
                           Commission File No. 0-28351

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                                84-1317836
        (State or other jurisdiction          (IRS Employer Identification No.)
      of Incorporation or Organization)

                             7347 S. Revere Parkway
                           Centennial, Colorado 80112
               (Address of principal executive office) (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $2,685,432.

23,226,144 shares of Registrant's Common Stock, $.001 par value were outstanding on June 30, 2003, prior to the effectiveness of the latest practicable date.

                                    CONTENTS
                                    --------

                                                                           Page
                                                                           ----
PART I
     Item 1.   BUSINESS                                                      3

     Item 2.   PROPERTY                                                      6

     Item 3.   LEGAL PROCEEDINGS                                             6

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

PART II
     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           6

     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS            8

     Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  12

     Item 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE         12

     Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           12

PART III
     Item 10.  EXECUTIVE COMPENSATION                                       13

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               14

     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               15

     Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                                  15

     Item 14.  CONTROLS AND PROCEDURES                                      15

                                     PART I

Item 1. - BUSINESS

         Kolorfusion International, Inc. is a Colorado corporation, formed on May 17, 1995, to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. Its principal office is located at 7347
S. Revere Parkway, Centennial, Colorado.

         Kolorfusion is a process that allows the transfer of colors and patterns into coated metal, wood, and glass and directly into a plastic surface that can be any shape or size.

         The creation of a pattern to be a part of a product's surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris - all terrain vehicles, Garrity
- flashlights, Daisy - air guns, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheel chairs, Master Lock - padlocks, and others. Other applications are anticipated as the Company is currently working with other manufacturers in various markets.

         The process uses a transfer material (Kolortex(TM)) with special inks that may be of any design or color that the user desires. The only limitations are the imagination and desires of the customer. The Kolortex is placed around the product. The product, wrapped in the Kolortex, is then placed in a carrier that allows for a total vacuum. The carrier is then placed in a heating chamber which allows the inks to leave the Kolortex and penetrate into the coated product. Plastic and aluminum may be treated directly, steel, glass and other surfaces must first be coated. Temperature heating ranges from 280 to 400 degrees Fahrenheit, and the time of heating is dependent on the product and its characteristics.

         The process patents for the U. S. and Canada were purchased by the Company from the inventor in 1995, and in 2001 the Company entered into an agreement to secure the rights to the patents in Russia, Brazil and Japan, and the right to purchase the European patents in January, 2005. The U. S. and Canadian patents expire 20 years from the date of application, which will be November 16, 2012. Additional related patents have been developed by the Company, which expire in 2018.

         The Company has registered its tradename and trademark design in the United States, Canada and Brazil.

         The Company has established a processing center at its place of business in suburban Denver, Colorado, and it is actively using the process to process products. The Company has dedicated 27,000 square feet of its 32,000 square feet of space to production, with four Koloclav processing units.

         Transportation of the products to be processed creates an expense problem for certain customers, and the Company believes that it will be necessary to open additional centers in key geographical centers to attract those customers for which transportation cost is a factor. The Company has 2 licensees, one in California and one in Minnesota, that can do the Company's process for agreed upon customers and products, as approved by the Company.

         The Company has had no dependence upon a significant customer or supplier to date, except as noted in the Financial Statements, footnote 8.


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

         In mold decoration covers all decoration technologies that are applied to injection molded parts as part of the molding process. Included in this family are multi-shot, multi-color molding which is where several different colored polymers are combined into a single molded part using a complex injection tool. First a base color polymer is injected creating the body of the part. In mold decoration does not compete directly with the Company, because it is limited to plastic parts with high volumes, usually small in size. In essence it is laminating a decal to a plastic surface, control switches in autos is a good example.

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


LICENSING

         The Company continues to enter license agreements with manufacturers for their specific products when the process is to be used on a large scale. The Company has license agreements with Polaris Industries for ATVs and other applications, Garrity Industries for flashlights, Moen, Inc. for plumbing fixtures, Sunrise Medical Corporation for wheelchairs, Dee Zee for aluminum truck accessories such as tool boxes, mud flaps, bed caps, step-up bars, Saef, Inc. for countertops, PSE, Inc. for archery, Powder Coat Services, Inc. of Los Angeles and PodCo, Inc. of Lancaster, Minnesota. The license agreements that the Company has entered into generally last for four periods of five years. The Company charges an annual license fee based upon the size and scope of the market or array of products under the 20 year license agreements. The Company also sells the required printed goods (Kolortex) or charges a royalty for each product that utilizes its decoration process.

         In August, 2002 the Company signed a license agreement with Polaris Industries that allowed Polaris the right to use the Company's patents on certain applications through June, 2007. The Company received $750,000 from Polaris that was recognized as revenue in fiscal 2003 because the Company has performed all material services required by the agreement. The Company will also receive royalties on each unit shipped in excess of the units stated in the agreement, and an annual license fee of $10,000 from Polaris for each product line that uses the patented technology.


Item 2. - PROPERTY

         The Company leases office, warehouse and production space in suburban Denver, Colorado for a current monthly rental of $16,000 per month. In addition the Company has issued 288,000 shares of its common stock in lieu of paying real estate taxes and other rental expenses for fiscal 2003.

         There are currently 26 employees in addition to the officers.


Item 3. - LEGAL PROCEEDINGS

         The Company is currently in arbitration against George Industries of Los Angeles, a former licensee of the Company's process for aluminum anodized products. The Company's management believes it will either prevail on its claims, or will come to a satisfactory commercial settlement of its claims.

         The Company's primary patent was placed for re-examination to the U.S. Patent Trademark Office in 1999. The Patent Office ruled in 2001that the Company's patents will remain valid as stated in the original claims filed. The Company will contest any present or future claims as they may arise against the Company's intellectual property currently owned or later developed.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

          STOCKHOLDER MATTERS

         The Company's common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2003 the following brokerage firms were making a market in the Company's common stock: Wien Securities, Hill Thompson Magid & Co., Knight Equities Market, Inc., Pershing Trading Company, Fleet Trading, GVR Company, and Schwab Capital Markets.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                       Price per Share
                                                       ---------------
                                                       High        Low
                                                       ----        ---
Fiscal year 2002
     Third Quarter (January 1, 2002
     through March 31, 2002)                           $.80        $.22

     Fourth Quarter (April 1, 2002
     through June 30, 2002)                            $.40        $.25

Fiscal year 2003
     First Quarter (July 1, 2002
     through September 30, 2002)                       $.40        $.20

     Second Quarter (October 1, 2002
     through December 31, 2002)                        $.60        $.20

     Third Quarter (January 1, 2003
     through March 31, 2003)                           $.56        $.39

     Fourth Quarter (April 1, 2003
     through June 30, 2003)                            $.51        $.38

         There are over 350 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS  OF OPERATIONS

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

         Current year sales result from production runs and license fees. The Company increased its sales during the fiscal year, and anticipates this trend to continue as it adds more customers and licensees. The Company plans to enter into processing contracts and additional licensing agreements to achieve this continuous growth in sales.


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

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2003.

         Revenues increased in 2003 to $2,382,273 from $1,443,795 in 2002. The increase was the result of increased license and royalty fees, most notably the Polaris agreement.

         Costs of sales decreased in 2003 to $1,071,114 from $1,240,443 in 2002 as a result of lower production labor costs.

         Selling, general and administrative expenses increased in 2003, to $1,558,001 from $1,100,875 in 2002. The selling, general and administrative expense increase was the result of higher travel and marketing expense.

         Other income in 2003 was $128,357, compared to other expense of $22,058 in 2002.

         The Company had net income of $1,036,680 in 2003, compared to a net loss of $940,091 in 2002. Net income per share in 2003 was $.05 compared to a net loss per share of $.04 in 2002. The net income in 2003 was the result of extraordinary income of $1,191,176 related to the settlement of a payable owed to an individual.


LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2003 was $9,663,530 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities. As a result of this the independent auditor has issued a going concern opinion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

         In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company has currently chosen to not adopt the voluntary change in the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any preferred shares or other financial instruments with a mandatory redemption feature. The Company believes adoption of SFAS 150 will not have a material effect on the financial statements.


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

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability for the stock bonus plan. Actual amounts could differ from these estimates.

         Inventory Valuation

         As noted in Note 1 of the Notes to the Financial Statements, inventories consist of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

         Revenue Recognition

         As noted in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable and the fee is fixed or determined.

         Patent Rights

         At noted in Note 1 to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.


Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 8. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                        Age         Position
----                        ---         --------
Thomas Gerschman            46          Chairman

Stephen Nagel               53          President, Director

Kenneth Bradley             55          Secretary

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


                                    PART III

Item 10. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $100,000 or more during the last year. The Company incurred approximately $80,000 to Nagel Enterprises, as consulting fees, an entity wholly owned by Stephen Nagel, in lieu of compensation to Mr. Nagel. There is no written contract or obligation for the payments to Mr. Nagel. The Company also incurred $60,000 in consulting fees to Mount Keen, an entity owned by Thomas Gershman, The Company owes these two persons $371,000 as of June 30, 2003.


Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There are presently 23,226,144 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2003, owns of record, or is known by the Company to own beneficially, more than five percent of the Company's common stock, and the officers and directors of the Company.


                                              Shares of         Percent of
Name                                       Common Stock         Ownership
---------------------------------------------------------------------------
Thomas Gerschman (1)                          2,046,875          8%

Stephen Nagel                                 6,229,000         25%

Philippe Nordman                             10,236,690         41%

Directors and Officers as a group             8,275,875         33%

(1) The shares owned by Mr. Gershman include 46,875 shares of common stock and options to purchase 2,000,000 shares of common stock.

         In June 2001, the Company entered an agreement in principle with an individual who had previously sold the Company U.S. and Canada patent rights. Under this agreement, the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the previous patents purchased by the Company. The debt restructuring was not recorded in the prior years due to the individual's interest in modifying certain terms of the new agreement. In fiscal 2003, the Company retained a French lawyer to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003. These 1,000,000 shares of common stock were valued at $.40 per share.

         In February 2003, the Company signed a new lease agreement through January 2013. In addition to the monthly rent payments made to the lessor, the Company will issue 288,000 shares of common stock in each of the first three years in lieu of paying real estate taxes and other rental expenses. As of June 30, 2003, 288,000 shares have been issued to the lessor and were valued at $.50 per share.

         In connection with these sales, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved one purchaser each, and (iii) because we had a reasonable basis to believe that each of the shareholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representatives, to appreciate and evaluate the risks and merits associated with their investment decision.


Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         None


Item 14. - CONTROLS AND PROCEDURES

         It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

         Additionally, there have been no material changes to the Company's system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Kolorfusion International management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended June 30, 2002.

         The Company paid its auditor, Virchow, Krause & Company, LLP, audit and related fees of $19,530 in the past year.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended June 30, 2003, and June 30, 2002.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules,

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) No report was filed on Form 8-K.

         (d) Exhibits.

         Exhibit 31 Certification of Stephen Nagel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange
         Act)

         Exhibit 32 Certification of Stephen Nagel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 10, 2003

                                           KOLORFUSION INTERNATIONAL, INC.


                                        by        /s/  Stephen Nagel
                                           -----------------------------------
                                                Stephen Nagel, President

                         KOLORFUSION INTERNATIONAL, INC.


                                FINANCIAL REPORT

                             JUNE 30, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Kolorfusion International, Inc.


         We have audited the accompanying balance sheets of Kolorfusion International, Inc., as of June 30, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's current liabilities exceeded its current assets as of June 30, 2003. This raises substantial doubt about the Company's ability to continue as a going concern. Management`s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Virchow, Krause & Company, LLP




Minneapolis, Minnesota
September 24, 2003

                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 2003 and 2002


                          ASSETS                                2003                      2002
                                                             -----------              ------------
CURRENT ASSETS:
     Cash and cash equivalents                               $    73,772              $      9,903
     Trade accounts receivable, no allowance for
         doubtful accounts considered necessary                  123,280                   212,273
     Inventories                                                 262,803                   177,095
                                                             -----------              ------------
                       Total current assets                      459,855                   399,271
                                                             -----------              ------------

OTHER ASSETS:
     Patents, less accumulated amortization
         2003 $2,461,699; 2002 $2,215,529                      1,230,831                 1,477,001
     Other                                                       101,270                     1,270
                                                             -----------              ------------
                                                               1,332,101                 1,478,271

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                        149,888                    62,702
                                                             -----------              ------------

                                                             $ 1,941,844              $  1,940,244
                                                             ===========              ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                         $  227,241              $    407,405
     Deferred revenue                                             87,500                        --
     Current portion of long-term debt                           589,148                 2,696,414
     Accrued expenses                                             31,267                    33,054
     Accrued expenses due stockholders                           371,000                   261,000
                                                              ----------              ------------
                       Total current liabilities               1,306,156                 3,397,873
                                                              ----------              ------------

LONG-TERM DEBT, net of current portion                           502,637                        --
                                                              ----------              ------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value, 10,000,000
         shares authorized,none issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
         authorized, 2003 23,226,144; 2002 21,918,144
         shares issued and outstanding                             23,226                    21,918
     Additional paid-in capital                                 9,773,355                 9,220,663
     Accumulated deficit                                       (9,663,530)              (10,700,210)
                                                              -----------              ------------
                                                                  133,051                (1,457,629)
                                                              -----------              -------------

                                                              $ 1,941,844              $  1,940,244
                                                              ===========              ============

See accompanying notes to financial statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2003 and 2002

                                                                       2003              2002
                                                                   ------------       -----------
Revenues:
     Sales                                                         $  1,534,173       $ 1,348,795
     License and royalty revenue                                        848,100            95,000
                                                                   ------------       -----------
                                                                      2,382,273         1,443,795

Expenses:
     Cost of sales                                                    1,071,114         1,240,443
     Selling, general and administrative expenses                     1,558,001         1,100,875
                                                                   ------------       -----------

                Operating loss                                         (246,842)         (897,523)

Other income (expense):
     Other income (expense)                                             128,357           (22,058)
     Interest expense                                                   (36,011)          (20,510)
                                                                   ------------        ----------
                                                                         92,346           (42,568)
                                                                   ------------       ------------

                Loss before extraordinary item                         (154,496)         (940,091)

Extraordinary income - Settlement of payable owed to individual       1,191,176
                                                                   ------------       -----------

                Net income (loss)                                  $  1,036,680       $  (940,091)
                                                                   ============       ===========


EARNINGS (LOSS) PER COMMON SHARE BASIC AND DILUTED:
Loss before extraordinary item                                     $         --       $      (.04)
Extraordinary income                                                        .05                --
                                                                   ------------       -----------
Net income (loss)                                                  $        .05       $      (.04)
                                                                   ============       ===========


Weighted average shares used in computing basis and
     diluted earnings (loss) per common share                        22,042,550        21,679,811
                                                                  =============       ===========

See accompanying notes to financial statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       Years Ended June 30, 2003 and 2002


                                                          Common Stock         Additional
                                                    -----------------------      Paid-In      Accumulated
                                                       Shares       Amount       Capital        Deficit           Total
                                                    -----------    --------    ---------      ------------     -----------
Balance at June 30, 2001                             21,658,144    $ 21,658    $ 9,182,723    $ (9,760,119)    $  (555,738)
     Common shares issued for services                   60,000          60         13,140                          13,200
     Common shares issued for cash                      200,000         200         24,800                          25,000
     Net loss                                                --         ---             --        (940,091)       (940,091)
                                                     ----------   ---------    -----------    ------------     -----------

Balance at June 30, 2002                             21,918,144      21,918      9,220,663     (10,700,210)     (1,457,629)
     Common shares issued for rent                      288,000         288        143,712                         144,000
     Common shares issued for
         settlement of payable owed to individual     1,000,000       1,000        399,000                         400,000
     Common shares issued for cash                       20,000          20          9,980                          10,000
     Net income                                              --          --             --       1,036,680       1,036,680
                                                     ----------   ---------    -----------    ------------     -----------

Balance at June 30, 2003                             23,226,144   $  23,226    $ 9,773,355    $ (9,663,530)    $   133,051
                                                     ==========   =========    ===========    ============     ===========

See accompanying notes to financial statements.

                         KOLORFUSION INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002

                                                                              2003             2002
                                                                           -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       1,036,680        (940,091)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Extraordinary income - settlement of payable owed to individual     (1,191,176)             --
        Depreciation and amortization                                          295,132         295,132
        Common stock issued for rent                                           144,000          13,200
        Loss on disposal of leasehold improvements and equipment                    --          31,350
        (Increase) decrease in trade accounts receivable                        88,993        (150,879)
        Increase in inventories                                                (85,708)        (12,415)
        Increase in other assets                                              (100,000)             --
        Increase (decrease) in accounts payable                               (180,164)        223,333
        Increase in deferred revenue                                            87,500              --
        Increase (decrease) in accrued expenses                                 (1,787)         33,054
        Increase in accrued expenses due stockholders                          110,000         161,000
                                                                           -----------      ----------
            Net cash provided by (used in) operating activities                203,470        (346,316)
                                                                           -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of leasehold improvements and equipment                         (35,592)         (1,361)
                                                                           -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                               40,000         250,000
     Payments on long-term debt                                               (154,009)         (3,865)
     Net proceeds from issuance of common shares                                10,000          25,000
                                                                           -----------      ----------
            Net cash provided by (used in) financing activities               (104,009)        271,135
                                                                           -----------      ----------

            Increase (decrease) in cash and cash equivalents                    63,869         (76,542)

Cash and cash equivalents:
     Beginning                                                                   9,903          86,445
                                                                           -----------      ----------

     Ending                                                                $    73,772      $    9,903
                                                                           ===========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest                                            $    45,187      $   10,210
                                                                           ===========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Finance of leasehold improvements and equipment additions
        through long-term debt                                             $   100,556      $       --
                                                                           ===========      ==========
     Common stock issued in exchange for settlement of payable
        owed to individual                                                 $   400,000
                                                                           ===========
     Common stock issued for rent                                          $   144,000
                                                                           ===========


See accompanying notes to financial statements.

                         KOLORFUSION INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Years Ended June 30, 2003 and 2002


Note 1.     Nature of Business and Summary of Significant Accounting Policies:

            NATURE OF BUSINESS:

            Kolorfusion International, Inc. (the Company) was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company's efforts have been devoted to raising capital and the purchase and development of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States, Canada, Japan, Russia, and Brazil. The Company licenses the system to outside parties and maintains its own production capabilities in targeting its sales efforts currently to the United States and Canada.

            A summary of the Company's significant accounting policies follows:

            CASH AND CASH EQUIVALENTS:

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balance, at times, may exceed federally insured limits.

            INCOME TAXES:

            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

            INVENTORIES:

            Inventories consist of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company recorded a $30,000 inventory obsolescence reserve as of June 30, 2003. There was no reserve as of June 30, 2002.

            PATENTS:

            The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,170 for each of the years ended June 30, 2003 and 2002. Patent amortization expense will be $246,170 for each of the next five years.

            LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

            Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

                                                                  Years
                                                                  -----
                 Leasehold improvements                              10
                 Production equipment                              3-10
                 Office furniture and equipment                    3-10

            Depreciation expense for each of the years ended June 30, 2003 and 2002 was $48,962.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
            OF:

            In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items. The Company adopted the provisions of SFAS No. 144 as of July 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets.

            SHIPPING AND HANDLING COSTS:

            Shipping and handling costs charged to customers have been included in sales. Inbound and outgoing freight and handling costs incurred by the Company have been included in cost of sales.

            REVENUE RECOGNITION:

            The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission (SEC) and SEC Staff Accounting Bulletin 101.

            ADVERTISING:

            The Company expenses advertising costs as incurred. Advertising costs were approximately $60,000 and $69,000 for the years ended June 30, 2003 and 2002, respectively.

            EARNINGS (LOSS) PER COMMON SHARE:

            Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended June 30, 2003 and 2002, there were no common stock equivalents that would be considered dilutive (based on the treasury stock method). The number of anti-dilutive shares at June 30, 2003 and 2002 is 2,700,000 and 4,505,823, respectively.

            CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

            The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            STOCK-BASED EMPLOYEE COMPENSATION:

            The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

            The Company has adopted the disclosure-only provisions of SFAS No.
            123. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per common share for the years ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                                                          2003            2002
            Net income (loss) - as reported                        $ 1,036,680     $ (940,091)
            Net income (loss) - pro forma                            $ 942,680   $ (1,140,091)
            Earnings (loss) per share - basic - as reported             $ 0.05        $ (0.04)
            Earnings (loss) per share - basic - pro forma               $ 0.04        $ (0.05)
            Stock based compensation - as reported                        $ --            $ --
            Stock based compensation - pro forma                      $ 94,000       $ 200,000

            The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

                                                                          2003            2002
            Dividend yield                                                  0%              0%
            Volatility                                                    210%            210%
            Risk-free interest rate                                       5.5%            5.5%
            Expected lives                                          5-10 years      5-10 years

            The weighted average fair value of options granted during the years ended June 30, 2003 and 2002 were $.00 and $.00, respectively, as no options were issued in either year.

            OTHER ASSETS:

            The Company has other assets consisting primarily of a prepayment of rent on a new lease agreement signed in February 2003. The majority of the prepayment was in the form of 288,000 shares of common stock issued, as described in Note 6.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            ESTIMATES AND ASSUMPTIONS:

            The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and leasehold improvements and equipment. Actual results could differ from these estimates.

            FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The Company's financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

            In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

            In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 1.     Nature of Business and Significant Accounting Policies (Continued):

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

            RECLASSIFICATIONS:

            Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications had no effect on net loss or stockholders' deficit.

            COMPANY'S CONTINUED EXISTENCE:

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses. The Company may arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year and intends to increase cash flows from operations. There can be no assurance the Company will be able to obtain capital on acceptable terms.

Note 2.     Leasehold Improvements and Equipment:

                                                                      2003          2002
                                                                   ----------    ----------
                 Office equipment and furniture                    $   84,871    $   80,842
                 Leasehold improvements                                88,832        21,732
                 Production equipment                                 333,788       268,769
                                                                    ---------    ----------
                                                                      507,491       371,343
                 Less accumulated depreciation and amortization       357,603       308,641
                                                                   ----------    ----------
                                                                   $  149,888    $   62,702
                                                                   ==========    ==========

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 3.     Long-Term Debt/Extraordinary Item:

                                                                         2003            2002
                                                                      -----------   -------------
            Note payable, bank payable on demand but no later
               than December 19, 2003, including interest at
               2.25%, collateralized by substantially all
               assets and guaranteed by a Company stockholder
               and secured by assets of a Company stockholder        $    200,000   $     200,000

            Payable to individual, see description below                  655,238       2,246,414

            Loan payable, payable in monthly principal and
               interest installments of $1,922 including
               interest at 10%, through February 2008,
               collateralized by substantially all assets
               and guaranteed by a Company stockholder                     84,101              --

            Note payable, payable in monthly principal and
               interest installments of $965 including
               interest at 15%, through March 2008, collateralized
               by substantially all assets and guaranteed by a
               Company stockholder                                         38,690              --

            Note payable, payable in monthly principal and
               interest installments of $19,513 including interest
               at 10%, through December 2003, unsecured                   113,756         250,000
                                                                      -----------   -------------

                    Totals                                              1,091,785       2,696,414
            Less: Current portion                                        (589,148)     (2,696,414)
                                                                     ------------   -------------
                    Long-term debt portion                           $    502,637
                                                                     ============   =============

            Future maturities of long-term debt for years ending after June 30, 2003 are as follows:

            Year Ending June 30:                                       Total
                                                                  -----------
                   2004                                           $   589,148
                   2005                                               109,538
                   2006                                               121,411
                   2007                                               134,589
                   2008                                               137,099
                                                                  -----------
                                                                  $ 1,091,785
                                                                  ===========

            The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due had been classified as a current liability. The amount outstanding at June 30, 2002 was $2,246,414 and was included in current portion of long-term debt.

            In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. In the prior year's financial statements, this debt restructuring was not recorded due to the individual's interest in modifying certain terms of the new agreement.

            In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 3.     Long-Term Debt/Extraordinary Item (Continued):

            The restructuring resulted in the forgiveness of indebtedness and accrued interest payable to the individual that was accounted for as a troubled debt restructuring. According, the Company recorded an extraordinary gain of $1,191,176. The extraordinary gain relates to the following:

            Original debt to the individual (including accrued
               interest payable)                                   $  2,246,414
            Less the fair value of 1,000,000 shares of common
               stock (valued at fair market value of $.40 on
               June 30, 2003)                                          (400,000)
            Less the 1,000,000 French francs (converted to US $)       (173,913)
            Less the present value of the five year consulting
               agreement (converted to US $ and discounted to
               present value using a rate of 10%)                      (481,325)
                                                                   ------------

                         Extraordinary income                      $  1,191,176
                                                                   ============

            Since this agreement is in the process of being enforced by the Company, it represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate will occur in the near term.

Note 4.     Stockholders' Deficit:

            Preferred stock:

            The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2003 and 2002, no shares of preferred stock have been issued or are outstanding.

            Warrants:

            The Company has issued warrants to purchase 50,000 shares of common stock at a purchase price of $1.30 per share. The warrants expire on August 1, 2003.

            As part of the conversion of subordinated convertible debentures, the Company issued 636,915 Class A warrants and 1,592,128 Class B warrants. These warrants contained various anti-dilution rights which provide for proportionate adjustment of the warrant purchase price in the event of: a) Any subdivision or combining of the outstanding shares of Common Stock; b) Declaration of a dividend payable in Common stock; or c) Issuance of securities at a price that is less than the purchase price of the warrant in effect immediately prior to such issuance.

            The Class A warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $1.75 per share. These warrants expired on September 1, 2002.

            The Class B warrants allow the holder to purchase unrestricted shares of Company stock at a purchase price of $2.25 per share. These warrants expired on September 1, 2002.

            Stock incentive plan:

            The Company adopted a Stock Incentive Plan on April 7, 1997 which authorizes 1,000,000 shares for issuance of stock options and stock appreciation rights and expires 10 years from the effective date of the plan. In addition, the Company has granted certain stock options outside of the plan.

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 4.     Stockholders' Deficit (Continued):

            Information relating to stock options is as follows:

                                                               2003                               2002
                                                  ----------------------------       ------------------------------
                                                                    Weighted                            Weighted
                                                    Number          Average              Number         Average
                                                   of Shares    Exercise Price         of Shares     Exercise Price
                                                  -----------   --------------        -----------   ---------------
               Under option, beginning of year      2,800,000       $   .72             2,800,000       $  .72
               Granted                                     --                                  --
               Expired                               (150,000)                                 --
                                                  ------------                        -----------
               Under option, end of year            2,650,000       $   .69             2,800,000       $  .72
                                                  ===========                         ===========

               Exercisable at end of year           2,430,000       $   .67             1,905,000       $  .60
                                                  ===========                         ===========

            The range of exercise prices at June 30, 2003 is from $.38 to $1.00 per share.

Note 5.     Related Party Transactions:

            The Company incurred consulting fees of approximately $140,000 and $196,000 to two members of the Board of Directors who are also stockholders of the Company for the years ended June 30, 2003 and 2002, respectively. The Company owes these two individuals $371,000 and $261,000 as of June 30, 2003 and 2002, respectively.

Note 6.     Commitments and Contingencies:

            The Company leased office, warehouse and production space under a lease which called for approximate monthly payments of $12,000 through January 2003. This lease agreement expired in January 2003.

            In February 2003, the Company signed a new lease agreement through January 2013. This lease agreement calls for the following monthly payments: years 1-3, $16,000; years 4-5, $18,667; years 6-7,
            $20,000; years 8-10, $21,353. In addition, the Company issued the lessor 288,000 shares of common stock in each of the first three years in lieu of paying real estate taxes and other rental expenses. The shares of common stock issued in the first year were valued at $.50 per share at the time the agreement was signed.

            Combined rental expense on the above operating leases was approximately $241,000 and $208,000 for the years ended June 30, 2003 and 2002, respectively.

            The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $19,000 for each of the years ended June 30, 2003 and 2002.

            Minimum lease payments at June 30, 2003 are as follows:

            Year Ending June 30:          Facility      Equipment     Total
                                        -----------     ---------  -----------
               2004                     $   192,000     $ 16,644   $   208,644
               2005                         192,000        8,322       200,322
               2006                         205,333           --       205,333
               2007                         224,000           --       224,000
               2008                         230,667           --       230,667
               Thereafter                 1,148,720           --     1,148,720
                                        -----------     --------   -----------
                                        $ 2,192,720     $ 24,966   $ 2,217,686
                                        ===========     ========   ===========

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 6.     Commitments and Contingencies (Continued):

            In August 2002, the Company signed a license and royalty agreement that allowed a third party the right to use the Company's patents on certain applications through June 30, 2007. The Company, in return, received $750,000 from this third party that was recognized into revenue during the year ended June 30, 2003 since the Company has performed all material services as required by the agreement. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.

Note 7.     Income Taxes:

            The Company has available net operating loss carryforwards of approximately $5,600,000 at June 30, 2003 which will expire at various times from 2013 to 2022.

            The following is a summary of deferred taxes:

                                                            June 30
                                                -----------------------------
                                                    2003              2002
                                                -----------       -----------
            Deferred tax assets:
               Operating loss carryforwards     $ 2,200,000       $ 2,700,000
               Depreciation and amortization        400,000           300,000
                                                -----------       -----------
                                                  2,600,000         3,000,000

            Valuation allowance                  (2,600,000)       (3,000,000)
                                                -----------       -----------
                                                $        --       $        --
                                                ===========       ===========

            A reconciliation of the Company's statutory tax rate to the effective date is as follows:

                                                    2003            2002
                                                   ------          ------
            Federal statutory rate                  35 %           (35)%
            State taxes                              5 %            (5)%
            Other                                   (1)%
            Valuation allowance                    (39)%            40 %
                                                   -----           -----
                                                     0 %             0 %
                                                   =====           =====

            Federal tax rules impose limitations on the utilization of net loss carryforwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.

Note 8.     Major Customers:

            The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the approximate amounts of:

                                       2003                      2002
                           -------------------------   -------------------------
                              Sales     Receivables        Sales    Receivables
                           ---------    ------------     ---------  ------------
            Customer A     $ 334,000
            Customer B                                   $ 148,000   $ 13,000
            Customer C       787,000
            Customer D       465,000      $ 38,000         489,000     59,000
            Customer E       312,000        38,000

                         KOLORFUSION INTERNATIONAL, INC.

                       Years Ended June 30, 2003 and 2002


Note 9.     Subsequent Event:

            In August 2003, the Company signed an agreement with a consultant. This agreement requires the Company to transfer 550,000 shares of common stock to the consultant in exchange for $200,000 and investor relations services.