Form 10QSB
period 2003-09-30
KOLORFUSION INTERNATIONAL INC
filed 2003-11-14
CIK 1059397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28351
KOLORFUSION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1317836
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)
7347 S. Revere Parkway, Centennial, CO 80112

(Address and zip code of principal executive offices)
(303) 690-2910

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.
 Yes _X_  No

23,240,144 Common Shares were outstanding as of November 13, 2003

KOLORFUSION INTERNATIONAL, INC. I N D E X

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

KOLORFUSION INTERNATIONAL, INC.

BALANCE SHEETS

ASSETS	September 30, 2003	June 30, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$46,692	$73,772
Trade accounts receivable, no allowance for
doubtful accounts considered necessary	148,734	123,280
Inventories	246,102	262,803

Total current assets	441,528	459,855

OTHER ASSETS:
Patents, less accumulated amortization
September $2,523,242; June $2,461,699	1,169,288	1,230,831
Other	65,270	101,270

	1,234,558	1,332,101
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	138,888	149,888

	$1,814,974	$1,941,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$280,466	$227,241
Deferred revenue	50,000	87,500
Current portion of long-term debt	569,736	589,148
Accrued expenses	31,267	31,267
Accrued expenses due stockholders	389,375	371,000

Total current liabilities	1,320,844	1,306,156

LONG-TERM DEBT, net of current portion	496,922	502,637

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,
September 23,240,144; June 23,226,144 shares issued and outstanding	23,240	23,226
Additional paid-in capital	9,780,341	9,773,355
Accumulated deficit	(9,806,373)	(9,663,530)

	(2,792)	133,051

	$1,814,974	$1,941,844

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 30, 2003 and 2002 (Unaudited)

	2003	2002

Revenues	$577,168	$1,108,647
Expenses:
Cost of sales	307,346	237,673
Selling, general and administrative expenses	406,766	301,749

Operating income (loss)	(136,944)	569,225

Other income (expense)	(5,899)	(11,067)

Income (loss) before income taxes	(142,843)	558,158

Income taxes	—	—

Net income (loss)	$(142,843)	$558,158

Income (loss) per common share - basic	$(.01)	$.03

Income (loss) per common share - diluted	$(.01)	$.02

Weighted average outstanding shares - basic	23,233,144	21,918,144

Weighted average outstanding shares - diluted	23,233,144	22,378,132

See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(142,843)	$558,158
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,543	73,783
Increase in trade accounts receivable	(25,454)	(223,871)
Decrease in inventories	16,701	21,479
Decrease in other assets	36,000	—
Increase (decrease) in accounts payable	53,225	(198,187)
Decrease in deferred revenue	(37,500)	—
Increase (decrease) in accrued expenses		9,221
Increase in accrued expenses due stockholders	18,375	5,000

Net cash provided by (used in) operating activities	(8,953)	245,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(5,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(25,127)	—
Net proceeds from issuance of common shares	7,000	—

Net cash (used in) financing activities	(18,127)	—

Increase (decrease) in cash and cash equivalents	(27,080)	240,491
Cash and cash equivalents:
Beginning	73,772	9,903

Ending	$46,692	$250,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,899	$11,067

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Condensed Financial Statements:

The condensed balance sheet as of September 30, 2003, the statements of operations for the three-month periods ended September 30, 2003 and 2002, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2003 audited financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Note 2.	Stock Based Compensation:

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123. During the quarters ended September 30, 2003 and 2002 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

Note 3.	Patents:

The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended September 30, 2003 and 2002. Patent amortization expense will be $246,170 for each of the next five years.

Note 4.	Debt:

The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due had been classified as a current liability. In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights.

In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2003, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate will occur in the near term.

Note 5.	Stockholders’ Deficit:

During the three months ended September 30, 2003, stockholders’ deficit changed for net loss of $142,843 and for issuance of 14,000 shares of common stock for $7,000.

Note 6:	Revenue:

During the three months ended September 30, 2002, the Company recognized license revenue of $790,000 of which $780,000 was from one customer.

KOLORFUSION INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        Revenues decreased in the quarter ended September 30, 2003 to $577,168 from $1,108,647 in 2002. One new customer accounted for a large part of the increase in 2002 by the purchase of a license agreement, which contains certain exclusivity provisions. Without the new customer in 2002 the revenues would have been $328,647.

        Cost of sales increased in the quarter ended September 30, 2003 to $307,346 from $237,673 in 2002. The Company expects the profit margin to increase as it acquires new customers and lowers the cost of processing and materials. Selling, general and administrative expenses increased in 2003 to $406,766 from $301,749 in 2002. This is due to increased rent and employees in 2003.

        The result was a net loss in the quarter ended September 30, 2003 of $142,843 compared to a net income of $558,158 in the same quarter in 2002. The net loss per share was $.01 in 2003, compared to a net income per share of $.02 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2003 was $9,806,373 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities.

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

SIGNIFICANT ACCOUNTING POLICIES

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 (of Form 10KSB for the year ended June 30, 2003) of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

        Inventory Valuation

        As noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) of the Notes to the Financial Statements, inventories consist of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

        Revenue Recognition

        As noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable and the fee is fixed or determined.

        Estimate

        As noted in Note 4 to the financial statements, the debt restructuring represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate may occur in the near term.

Patent Rights

        At noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements may appear in a number of places in this report and can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “intend,” “may,” “could,” “possible,” “plan,” “will,” “forecast,” and similar words or expressions. The Company’s forward-looking statements generally relate to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration of any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

        The Company is currently in arbitration against George Industries of Los Angeles, a former licensee of the Company’s process for aluminum anodized products. The Company’s management believes it will either prevail on its claims, or will come to a satisfactory commercial settlement of its claims.

Item 3. Controls and Procedures

        Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	No reports on Form 8-K were filed during the three months ended September 30, 2003.

* Filed herewith.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOLORFUSION INTERNATIONAL, INC.
Date: November 13, 2003	By: /s/ Stephen Nagel
Director, President