Form 10QSB
period 2003-12-31
KOLORFUSION INTERNATIONAL INC
filed 2004-02-13
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  December 31, 2003
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------     -------------------


Commission File Number                         0-28351
                       --------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           COLORADO                                        84-1317836
 -------------------------------              ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                 7347 Revere Parkway, Centennial, Colorado 80112
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (303) 690-2910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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


23,388,144 Common Shares were outstanding as of February 11, 2004
----------

                         KOLORFUSION INTERNATIONAL, INC.


                                    I N D E X


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     December 31, 2003 (Unaudited) and
                        June 30, 2003                                      1

                  Condensed Statements of Operations
                     Six months and three months ended
                        December 31, 2003 and 2002 (Unaudited)             2

                  Condensed Statements of Cash Flows
                     Six months ended December 31,
                        2003 and 2002 (Unaudited)                          3

                  Notes to Condensed Financial
                     Statements (Unaudited)                                4

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        6

   Item 3.   Controls and Procedures                                       8


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                             9

   Item 2.   Changes in Securities                                         9

   Item 3.   Defaults Upon Senior Securities                               9

   Item 4.   Submission of Matters to a Vote of Security Holders           9

   Item 5.   Other Information                                             9

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                  9

             (b) Reports on Form 8-K                                       9

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS


                                                                                      December 31,           June 30,
             ASSETS                                                                       2003                 2003
                                                                                     --------------       --------------
                                                                                       (Unaudited)           (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $        1,270       $       73,772
    Trade accounts receivable, no allowance for
        doubtful accounts considered necessary                                              216,787              123,280
    Inventories                                                                             276,941              262,803
                                                                                     --------------       --------------
             Total current assets                                                           494,998              459,855
                                                                                     --------------       --------------

OTHER ASSETS:
    Patents, less accumulated amortization
    December $2,584,784; June $2,461,699                                                  1,107,746            1,230,831
    Other                                                                                    29,270              101,270
                                                                                     --------------       --------------
                                                                                          1,137,016            1,332,101

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                                   129,637              149,888
                                                                                     --------------       --------------

                                                                                     $    1,761,651       $    1,941,844
                                                                                     ==============       ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                 $      285,419       $      227,241
    Deferred revenue                                                                         50,000               87,500
    Current portion of long-term debt                                                       548,820              589,148
    Accrued expenses                                                                         22,914               31,267
    Accrued expenses due stockholders                                                       403,115              371,000
                                                                                     --------------       --------------
             Total current liabilities                                                    1,310,268            1,306,156
                                                                                     --------------       --------------

LONG-TERM DEBT, net of current portion                                                      486,690              502,637
                                                                                     --------------       --------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        December 31, 2003 - 23,388,144; June 30, 2003 -
        23,226,144 shares issued and outstanding                                             23,388               23,226
    Additional paid-in capital                                                            9,854,193            9,773,355
    Accumulated deficit                                                                  (9,912,888)          (9,663,530)
                                                                                     ---------------      --------------
                                                                                            (35,307)             133,051
                                                                                     ---------------      --------------

                                                                                     $    1,761,651       $    1,941,844
                                                                                     ==============       ==============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                                December 31                        December 31
                                                     --------------------------------   --------------------------------
                                                          2003              2002             2003              2002
                                                     --------------    --------------   --------------    --------------
Revenues                                             $      549,558    $      339,772   $    1,126,726    $    1,448,419

Expenses:
    Cost of sales                                           297,056           189,830          604,402           427,503
    Selling, general and administrative                     417,114           380,947          823,880           682,696

Other income (expense)                                       58,097            (3,829)          52,198           (14,896)
                                                     --------------    ---------------  --------------    --------------

             Net income (loss)                       $     (106,515)   $     (234,834)  $     (249,358)   $      323,324
                                                     ===============   ==============   ==============    ==============


Income (loss) per common share - basic               $           --    $         (.01)   $        (.01)   $          .01
                                                     ==============    ==============   ==============    ==============

Income (loss) per common share - diluted             $           --    $         (.01)   $        (.01)   $          .01
                                                     ==============    ==============   ==============    ==============


Weighted average outstanding shares - basic              23,294,144        21,818,144       23,262,477        21,818,144
                                                     ==============    ==============   ==============    ==============

Weighted average outstanding shares - diluted            23,294,144        21,818,144       23,262,477        22,378,132
                                                     ==============    ==============   ==============    ==============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2003 and 2002

                                                                                   2003              2002
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $     (249,358)   $      323,324
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                                 141,445           147,566
       Loss on disposal of equipment                                                   1,891                --
       Increase in trade accounts receivable                                         (93,507)         (235,821)
       (Increase) decrease in inventories                                            (14,138)            2,002
       Decrease in other assets                                                       72,000                --
       Increase (decrease) in accounts payable                                        58,178          (205,345)
       Decrease in deferred revenue                                                  (37,500)               --
       Increase (decrease) in accrued expenses                                        (8,353)            9,221
       Increase in accrued expenses due stockholders                                  32,115             8,500
                                                                              --------------    --------------
        Net cash provided by (used in) operating activities                          (97,227)           49,447
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of leasehold improvements and equipment                                     --           (16,823)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                       (56,275)           (4,000)
    Net proceeds from issuance of common shares                                       81,000                --
                                                                              --------------    --------------
        Net cash (used in) financing activities                                       24,725            (4,000)
                                                                              --------------    --------------

        Increase (decrease) in cash and cash equivalents                             (72,502)           28,624

Cash and cash equivalents:
    Beginning                                                                         73,772             9,903
                                                                              --------------    --------------

    Ending                                                                    $        1,270    $       38,527
                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                                $       20,924    $       14,913
                                                                              ==============    ==============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of December 31, 2003, the statements of operations for the periods ended December 31, 2003 and 2002, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. Operating results for the periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2003 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited financial statements. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

              The Company has adopted the disclosure-only provisions of SFAS No.
              123. During the quarters ended December 31, 2003 and 2002 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

Note 3.       Patents:

              The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended December 31, 2003 and 2002 and $123,085 for each of the six month periods ended December 31, 2003 and 2002. Patent amortization expense will be $246,170 for each of the next five years.

Note 4.       Other income (expense)

              Included in other income (expense) for the three and six months ended December 31, 2003 is other income of $75,013 related to shares of Company common stock the Company received from a former officer of the Company. The former officer surrendered the stock as payment for an employment legal settlement.


Note 5.       Stockholders' Deficit:

              During the six months ended December 31, 2003, stockholders' deficit changed for a net loss of $249,358 and for issuance of 162,000 shares of common stock for $81,000.

Note 6:       Revenue:

              During the six months ended December 31, 2002, the Company recognized license revenue of $790,000 of which $780,000 was from one customer.

Note 7:       Company's Continued Existence

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

Note 8:       Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

              The Company has available net operating loss carryforwards of approximately $5,800,000, of which no benefit has been recorded, at December 31, 2003 which will expire at various times from 2013 to 2023.

Note 9: In January 2004, the Company executed a line of credit agreement with an individual. This line of credit bears interest at 15% and matures in January 2005. The agreement is secured by specific accounts receivable of the Company, common stock held by a shareholder, and guaranteed by a shareholder.

                         KOLORFUSION INTERNATIONAL, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended September 30, 2003 to $549,558 from $339,772 in 2002, an increase of 62%. The increase is due to the expansion of business with the Company's prior existing accounts and the implementation of new business with new accounts.

         Cost of sales increased in the quarter ended September 30, 2003 to $297,056 from $189,830 in 2002, a 56% increase, which is due to the increased sales. The Company expects the sales and profit margin to increase as it acquires new customers and it lowers the cost of processing and materials. Selling, general and administrative expenses increased in 2003 to $417,114 from $380,947 in 2002, an increase of 9%.

         The result was a net loss in the quarter ended December 31, 2003 of $106,515 compared to a net loss of $234,834 in the same quarter in 2002. The net loss per share was approximately $.005 in 2003, compared to a net loss per share of approximately $.01 in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2003 was $9,912,888 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company continues to expand its business with new accounts, and its plans continue to include additional outside financings or lines of credit. The Company established a first line of credit of $100,000 in January 2004. Further the Company is considering soliciting additional outside investment capital of up to $3,000,000 to provide growth capital; and management believes there is a good likelihood of obtaining a significant portion of this funding due to the improvement of the financial condition of the Company and its continued growth.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. As mentioned, the primary source of liquidity in the future will be increased sales and some additional outside investment. In the event that sales should decline the Company may have to seek additional funds through equity sales or debt. Additional equity sales would have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.


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

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory. Actual amounts could differ from these estimates.

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

         Patent Rights

         At noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) to the Financial Statements, the cost of the patent rights are being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.


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


Item 3.  CONTROLS AND PROCEDURES

         Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

                           PART II. OTHER INFORMATION
                                    -----------------


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is aware of no legal proceeding, which is pending or threatened to which the Company believes to be immaterial.

ITEM 2.  CHANGES IN SECURITIES.

         The Company issued 162,000 common shares for 81,000 in the quarter ending December 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) Not Applicable.

(b) Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


ITEM 5.  OTHER INFORMATION.

         Additional information has been provided to the SEC, after December 31, 2003 in response to a letter received by the Company dated January 8, 2004 from the SEC related to comments on the Company's Form 10-KSB for the year ended June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b) Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended December 31, 2003.


+  Filed herewith.

                                    SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KOLORFUSION INTERNATIONAL, INC.



Date February 13, 2004                         By: /s/ Stephen Nagel
                                                  -----------------------------
                                                   Stephen Nagel
                                                   Director, President