Form 10KSB/A
period 2003-06-30
KOLORFUSION INTERNATIONAL INC
filed 2004-04-30
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Amendment No. 1)

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

Registrant’s telephone number: (303) 690-2910

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

23,226,144 shares of Registrant’s Common Stock, $.001 par value were outstanding on June 30, 2003, prior to the effectiveness of the latest practicable date.

Purpose of Amendment No. 1

The filing is made to restate, per the SEC’s request in January 2004, the Company’s fiscal 2003 financial statements and related Management’s Discussions and Analysis to reflect license revenue being recognized on a straight line basis over the life of the agreement. The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in 2003. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement. As reflected in the statement of operations, revenue and net income decreased by $633,802, as a result of this adjustment. The $633,802 is included in deferred revenue at June 30, 2003. In addition, earnings per share declined $.03 for the year ending June 30, 2003, as a result of this adjustment. The restatement did not impact the Company’s cash flow for the period presented.

On the statement of operations, the Company reclassified the extraordinary income, related to the forgiveness of debt, as a separate line item within other income (expense). All references to such an extraordinary item were deleted throughout the 10KSB. This had no impact on the Company’s net income or cash flow for the period presented.

The amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-KSB for year ended June 30, 2003, except for the aforementioned restatement, which restates in part items 1, 6 and 7 in the Form 10-KSB as described above.

PART I

Item 1. — BUSINESS

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

        The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris – all terrain vehicles, Garrity – flashlights, Daisy – air guns, Gerber – hand tools, Tru-Glo – bow sights, Allied Wheel Company – steel wheel rims, Sunrise Medical – wheel chairs, Master Lock – padlocks, and others. Other applications are anticipated as the Company is currently working with other manufacturers in various markets.

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

        Transportation of the products to be processed creates an expense problem for certain customers, and the Company believes that it will be necessary to open additional centers in key geographical centers to attract those customers for which transportation cost is a factor. The Company has 2 licensees, one in California and one in Minnesota, that can do the Company’s process for agreed upon customers and products, as approved by the Company.

        The Company has had no dependence upon a significant customer or supplier to date, except as noted in the Financial Statements, footnote 8.

COMPETITION

        There is no direct competition because the Company uses a patented process that is unique in the market. There are companies that are near direct competition. The most direct competition is “cubic printing,” also known as hydrographics. This is a technology from Japan that has over 65 licensees in 22 countries. Cubic printing uses a film of patterns and colors floating on a water bath, so that when a product is dipped through the bath, the film attaches to the product’s surface, which is then over-coated with a spray on coating. This system is quoted in the market as significantly higher in cost than the Kolorfusion Process, and is not capable of full three dimension printing. As with all superficially applied decoration durability and abrasion resistances are inferior to the Company’s process. Typical examples of parts decorated with the cubic printing method are plastic molded parts in automobiles with a wood grain finish or camouflage decorated parts of archery. Companies now using cubic printing in the United States include The Colorworks, Inc., Immersion Graphics, Revolution Technologies, Inc. and Spectrum Cubic, Inc. Cubic printing is mostly limited to the esthetic segment of the decoration market because the graphic will severely distort when applied and alignment of the graphic on the part in a specific position is impossible. Only when the esthetic design is also functional, such as in camouflage patterns can cubic printing add a practical value to a product. Other liabilities of the cubic printing process are that it requires an overcoat, and lead times to obtain new designs are many months. The Company currently has many customers that formerly used the cubic process.

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

        In August, 2002 the Company signed a license agreement with Polaris Industries that allowed Polaris the right to use the Company’s patents on certain applications through June, 2007, with the potential to extend through June 2008 if Polaris ships in excess of the units stated in the agreement by June 2006. The Company received $750,000 from Polaris that will be recognized over the maximum term of exclusivity. The Company will also receive royalties on each unit shipped in excess of the units stated in the agreement, and an annual license fee of $10,000 from Polaris for each product line that uses the patented technology.

Item 2. — PROPERTY

        The Company leases office, warehouse and production space in suburban Denver, Colorado for a current monthly rental of $16,000 per month. In addition the Company has issued 288,000 shares of its common stock in lieu of paying real estate taxes and other rental expenses for fiscal 2003.

        There are currently 26 employees in addition to the officers.

Item 3. — LEGAL PROCEEDINGS

        The Company is currently in arbitration against George Industries of Los Angeles, a former licensee of the Company’s process for aluminum anodized products. The Company’s management believes it will either prevail on its claims, or will come to a satisfactory commercial settlement of its claims.

        The Company’s primary patent was placed for re-examination to the U.S. Patent Trademark Office in 1999. The Patent Office ruled in 2001that the Company’s patents will remain valid as stated in the original claims filed. The Company will contest any present or future claims as they may arise against the Company’s intellectual property currently owned or later developed.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5. — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2003 the following brokerage firms were making a market in the Company’s common stock: Wien Securities, Hill Thompson Magid & Co., Knight Equities Market, Inc., Pershing Trading Company, Fleet Trading, GVR Company, and Schwab Capital Markets.

        The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Price per Share
	High	Low
Fiscal year 2002
First Quarter (July 1, 2001 through
September 30, 2001)	$.40	$.18
Second Quarter (October 1, 2001 through
December 31, 2001)	$.40	$.12
Third Quarter (January 1, 2002
through March 31, 2002)	$.80	$.22
Fourth Quarter (April 1, 2002
through June 30, 2002)	$.40	$.25
Fiscal year 2003
First Quarter (July 1, 2002
through September 30, 2002)	$.40	$.20
Second Quarter (October 1, 2002
through December 31, 2002)	$.60	$.20
Third Quarter (January 1, 2003
through March 31, 2003)	$.56	$.39
Fourth Quarter (April 1, 2003
through June 30, 2003)	$.51	$.38

        There are over 350 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2003.

        Revenues increased in 2003 to $1,748,471 from $1,443,795 in 2002. The increase was the result of increased sales along with license and royalty fees

        Costs of sales decreased in 2003 to $1,071,114 from $1,240,443 in 2002 as a result of lower production labor costs.

        Selling, general and administrative expenses increased in 2003, to $1,558,001 from $1,100,875 in 2002. The selling, general and administrative expense increase was the result of higher travel and marketing expense.

        Other income in 2003 was $1,319,533 (includes settlement of payable owed to individual), compared to other expense of $22,058 in 2002. This increase is due to the debt restructuring that took place in 2003 and resulted in the reduction of a payable owed to an individual.

        The Company had net income of $402,878 in 2003, compared to a net loss of $940,091 in 2002. Net income per share in 2003 was $.02 compared to a net loss per share of $.04 in 2002. The net income in 2003 included other income of $1,191,176 related to the settlement of a payable owed to an individual.

        The sales of the Company and the expenses have increased in the past two years, and the Company has made every effort to increase the sales and hold down the expenses. There were two items in the last year that affected sales and earnings. The Polaris agreement increased sales, and the settlement with the holder of the patent increased earnings. Management of the Company feels that it has several opportunities to increase sales in the coming year, but there can be no assurance that it will be successful. The Company continues to expand its business with new accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts continue to expand the use of the Company’s process resulting in higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

        Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2003 was $10,297,332 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities. The Company also plans to continue to include additional outside financing or lines of credit. As a result of this the independent auditor has issued a going concern opinion.

        The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt. The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement. In the event that there is a restructuring of the agreement, which the Company feels is remote, the changes to the agreement would not be material to the Company’s financial statements.

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales. In the event that sales should decline the Company may have to seek additional funds through equity sales or debt. The Company has not identified any sources of long term liquidity at this time. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

        In October 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company has currently chosen to not adopt the voluntary change in the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

        In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company’s financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any preferred shares or other financial instruments with a mandatory redemption feature. The Company believes adoption of SFAS 150 will not have a material effect on the financial statements.

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

      Revenue Recognition

        As noted in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable and the fee is fixed or determined. In addition, the Company has various contracts which are amortized into revenues over the contract period pursuant to SAB 104.

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

Item 7. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are attached following Item 14.

Item 8. — DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 9. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

        Kenneth Bradley, Mr. Bradley is the Secretary. Mr. Bradley is a partner for the accounting firm of Porter, Muirhead & Howard since 1976. He is in Casper, Wyoming. Mr. Bradley’s duties are minimal, and he spends very little time on the affairs of the Company.

        The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

PART III

Item 10. — EXECUTIVE COMPENSATION.

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

Item 11. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        There are presently 23,226,144 shares of the Company’s common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2003, owns of record, or is known by the Company to own beneficially, more than five percent of the Company’s common stock, and the officers and directors of the Company.

Name	Shares of Common Stock	Percent of Ownership

Thomas Gerschman (1)	2,046,875	8%
Stephen Nagel	6,229,000	25%
Philippe Nordman	10,236,690	41%
Directors and Officers as a group	8,275,875	33%

(1)	The shares owned by Mr. Gershman include 46,875 shares of common stock and options to purchase 2,000,000 shares of common stock.

        In June 2001, the Company entered an agreement in principle with an individual who had previously sold the Company U.S. and Canada patent rights. Under this agreement, the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the previous patents purchased by the Company. The debt restructuring was not recorded in the prior years due to the individual’s interest in modifying certain terms of the new agreement. In fiscal 2003, the Company retained a French lawyer to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003. These 1,000,000 shares of common stock were valued at $.40 per share.

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

Item 12. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None

Item 13. — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      None

Item 14. — CONTROLS AND PROCEDURES

        It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company’s disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company’s internal auditors.

        The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

        Additionally, there have been no material changes to the Company’s system of internal controls or changes in other factors affecting the operation of the internal controls in the year since Kolorfusion International management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended June 30, 2002.

        The Company paid its auditor, Virchow, Krause & Company, LLP, audit and related fees of $19,530 in the past year.

(a) Attached are the Financial Statements and Independent Auditor’s Report on Examination of Financial Statements for the years ended June 30, 2003, and June 30, 2002.

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

Dated   April 30, 2004

KOLORFUSION INTERNATIONAL, INC.
by	/s/ Stephen Nagel

Stephen Nagel, President

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Kolorfusion International, Inc.

        We have audited the accompanying balance sheets of Kolorfusion International, Inc., as of June 30, 2003 and 2002, and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the financial statements, the Company has restated its balance sheet and related statement of operations, stockholders’ equity and cash flows for the year ended June 30, 2003 to recognize license revenue on a straight line basis over the life of the agreement.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets as of June 30, 2003. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Virchow, Krause & Company, LLP

Minneapolis, Minnesota
September 24, 2003
(except for Notes 3, 6, 8, 9 & 10
as to which the date is April 12, 2004)

KOLORFUSION INTERNATIONAL, INC.

BALANCE SHEETS
June 30, 2003 and 2002

	(Restated) 2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,772	$9,903
Trade accounts receivable, no allowance for
doubtful accounts considered necessary	123,280	212,273
Inventories	262,803	177,095

Total current assets	459,855	399,271

OTHER ASSETS:
Patents, less accumulated amortization
2003 $2,461,699; 2002 $2,215,529	1,230,831	1,477,001
Other	101,270	1,270

	1,332,101	1,478,271
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	149,888	62,702

	$1,941,844	$1,940,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$227,241	$407,405
Deferred revenue	214,261	—
Current portion of long-term debt	589,148	2,696,414
Accrued expenses	31,267	33,054
Accrued expenses due stockholders	371,000	261,000

Total current liabilities	1,432,917	3,397,873

LONG-TERM DEBT, net of current portion	502,637	—
DEFERRED REVENUE	507,041

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000
shares authorized,none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 2003 23,226,144; 2002 21,918,144
shares issued and outstanding	23,226	21,918
Additional paid-in capital	9,773,355	9,220,663
Accumulated deficit	(10,297,332)	(10,700,210)

	(500,751)	(1,457,629)

	$1,941,844	$1,940,244

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS
Years Ended June 30, 2003 and 2002

	(Restated) 2003	2002
Revenues:
Sales	$1,534,173	$1,348,795
License and royalty revenue	214,298	95,000

	1,748,471	1,443,795
Expenses:
Cost of sales	1,071,114	1,240,443
Selling, general and administrative expenses	1,558,001	1,100,875

Operating loss	(880,644)	(897,523)
Other income (expense):
Other income (expense)	128,357	(22,058)
Settlement of payable owed to individual	1,191,176	—
Interest expense	(36,011)	(20,510)

	1,283,522	(42,568)

Net income (loss)	$402,878	$(940,091)

EARNINGS (LOSS) PER COMMON SHARE BASIC AND DILUTED:	$.02	$(.04)
Weighted average shares used in computing basis and
diluted earnings (loss) per common share	22,042,550	21,679,811

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2003 and 2002

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2001	21,658,144	$21,658	$9,182,723	$(9,760,119)	$(555,738)
Common shares issued for services	60,000	60	13,140		13,200
Common shares issued for cash	200,000	200	24,800		25,000
Net loss	—	—	—	(940,091)	(940,091)

Balance at June 30, 2002	21,918,144	21,918	9,220,663	(10,700,210)	(1,457,629)
Common shares issued for rent	288,000	288	143,712		144,000
Common shares issued for settlement
of payable owed to individual	1,000,000	1,000	399,000		400,000
Common shares issued for cash	20,000	20	9,980		10,000
Net income – Restated	—	—	—	402,878	402,878

Balance at June 30, 2003	23,226,144	$23,226	$9,773,355	$(10,297,332)	$(500,751)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
Years Ended June 30, 2003 and 2002

	(Restated) 2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$402,878	$(940,091)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Other income – settlement of payable owed to individual	(1,191,176)	—
Depreciation and amortization	295,132	295,132
Common stock issued for rent	144,000	13,200
Loss on disposal of leasehold improvements and equipment	—	31,350
(Increase) decrease in trade accounts receivable	88,993	(150,879)
Increase in inventories	(85,708)	(12,415)
Increase in other assets	(100,000)	—
Increase (decrease) in accounts payable	(180,164)	223,333
Increase in deferred revenue	721,302	—
Increase (decrease) in accrued expenses	(1,787)	33,054
Increase in accrued expenses due stockholders	110,000	161,000

Net cash provided by (used in) operating activities	203,470	(346,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(35,592)	(1,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	40,000	250,000
Payments on long-term debt	(154,009)	(3,865)
Net proceeds from issuance of common shares	10,000	25,000

Net cash provided by (used in) financing activities	(104,009)	271,135

Increase (decrease) in cash and cash equivalents	63,869	(76,542)
Cash and cash equivalents:
Beginning	9,903	86,445

Ending	$73,772	$9,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$45,187	$10,210

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Finance of leasehold improvements and equipment additions
through long-term debt	$100,556	$—

Common stock issued in exchange for settlement of payable
owed to individual	$400,000

Common stock issued for rent	$144,000

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2003 and 2002

Note 1.	Nature of Business, Summary of Significant Accounting Policies and Restatement:

NATURE OF BUSINESS:

Kolorfusion International, Inc. (the Company) was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company’s efforts have been devoted to raising capital and the purchase and development of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States, Canada, Japan, Russia, and Brazil. The Company licenses the system to outside parties and maintains its own production capabilities in targeting its sales efforts currently to the United States and Canada.

A summary of the Company’s significant accounting policies follows:

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 1.	Nature of Business and Significant Accounting Policies (Continued):

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” among other items. The Company adopted the provisions of SFAS No. 144 as of July 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets.

SHIPPING AND HANDLING COSTS:

Shipping and handling costs charged to customers have been included in sales. Inbound and outgoing freight and handling costs incurred by the Company have been included in cost of sales.

REVENUE RECOGNITION:

The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission (SEC)and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. In addition, the Company has various contracts which are amortized into revenues over the contract period pursuant to SAB 104.

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

CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended June 30, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per common share for the years ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net income (loss) – as reported	$402,878	$(940,091)
Net income (loss) – pro forma	$308,878	$(1,140,091)
Earnings (loss) per share – basic – as reported	$0.02	$(0.04)
Earnings (loss) per share – basic – pro forma	$0.01	$(0.05)
Stock based compensation – as reported	$--	$--
Stock based compensation – pro forma	$94,000	$200,000

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company’s financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s financial statements.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 1.	Nature of Business and Significant Accounting Policies (Continued):

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company’s financial statements.

RECLASSIFICATIONS:

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications had no effect on net loss or stockholders’ deficit.

COMPANY’S CONTINUED EXISTENCE:

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

Note 2.	Leasehold Improvements and Equipment:

	2003	2002
Office equipment and furniture	$84,871	$80,842
Leasehold improvements	88,832	21,732
Production equipment	333,788	268,769

	507,491	371,343
Less accumulated depreciation and amortization	357,603	308,641

	$149,888	$62,702

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 3.	Long-Term Debt/Settlement of Payable Owed to Individual:

	2003	2002
Note payable, bank payable on demand but no later
than December 19, 2003, including interest at
2.25%, collateralized by substantially all
assets and guaranteed by a Company stockholder
and secured by assets of a Company stockholder	$200,000	$200,000
Payable to individual, see description below	655,238	2,246,414
Loan payable, payable in monthly principal and
interest installments of $1,922 including
interest at 10%, through February 2008,
collateralized by substantially all assets
and guaranteed by a Company stockholder	84,101	—
Note payable, payable in monthly principal and
interest installments of $965 including
interest at 15%, through March 2008, collateralized
by substantially all assets and guaranteed by a
Company stockholder	38,690	—
Note payable, payable in monthly principal and
interest installments of $19,513 including interest
at 10%, through December 2003, unsecured	113,756	250,000

Totals	1,091,785	2,696,414
Less: Current portion	(589,148)	(2,696,414)

Long-term debt portion	$502,637

Future maturities of long-term debt for years ending after June 30, 2003 are as follows:

Total
Year Ending June 30:
2004	$589,148
2005	109,538
2006	121,411
2007	134,589
2008	137,099

$1,091,785

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

In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. The Company believes the individual will not provide any bona fide services pursuant to the agreement. In the prior year’s financial statements, this debt restructuring was not recorded due to the individual’s interest in modifying certain terms of the new agreement.

In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 3.	Long-Term Debt/Settlement of Payable Owed to Indiviudal (Continued):

The restructuring resulted in the forgiveness of indebtedness and accrued interest payable to the individual that was accounted for as a troubled debt restructuring. Accordingly, the Company recorded a gain of $1,191,176. The gain relates to the following:

Original debt to the individual (including accrued
interest payable)	$2,246,414
Less the fair value of 1,000,000 shares of common
stock (valued at fair market value of $.40 on
June 30, 2003)	(400,000)
Less the 1,000,000 French francs (converted to US $)	(173,913)
Less the present value of the five year consulting
agreement (converted to US $ and discounted to
present value using a rate of 10%)	(481,325)

Settlement of Payable Owed to Individual	$1,191,176

Since this agreement is in the process of being enforced by the Company, it represents a significant estimate made by management. There is a remote chance that a change in the estimate will occur in the near term. Management feels that any changes to the agreement would not be material to the financial statements.

Note 4.	Stockholders’ Deficit:

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

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 4.	Stockholders’ Deficit (Continued):

Information relating to stock options is as follows:

	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Under option, beginning of year	2,800,000	$ .72	2,800,000	$ .72
Granted	—		—
Expired	(150,000)		—

Under option, end of year	2,650,000	$ .69	2,800,000	$ .72

Exercisable at end of year	2,430,000	$ .67	1,905,000	$ .60

The range of exercise prices at June 30, 2003 is from $.38 to $1.00 per share.

Note 5.	Related Party Transactions:

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

Minimum lease payments at June 30, 2003 are as follows:

	Facility	Equipment	Total
Year Ending June 30:
2004	$192,000	$16,644	$208,644
2005	192,000	8,322	200,322
2006	205,333	--	205,333
2007	224,000	--	224,000
2008	230,667	--	230,667
Thereafter	1,148,720	--	1,148,720

	$2,192,720	$24,966	$2,217,686

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 6.	Commitments and Contingencies (Continued):

In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000 from this third party that is being recognized into revenue ratably over the maximum term of exclusivity ending June 2008. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.

Note 7.	Income Taxes:

The Company has available net operating loss carryforwards of approximately $6,200,000 at June 30, 2003 which will expire at various times from 2013 to 2022.

The following is a summary of deferred taxes:

	June 30
	2003	2002
Deferred tax assets:
Operating loss carryforwards	$2,500,000	$2,700,000
Depreciation and amortization	400,000	300,000

	2,900,000	3,000,000
Valuation allowance	(2,900,000)	(3,000,000)

	—	—

A reconciliation of the Company's statutory tax rate to the effective date is as follows:

	2003	2002
Federal statutory rate	35%	(35)%
State taxes	5%	(5)%
Other	(1)%
Valuation allowance	(39)%	40%

	0%	0%

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

The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the approximate amounts of:

	2003		2002
	Sales	Receivables	Sales	Receivables
Customer A	$334,000
Customer B			$148,000	$13,000
Customer C	465,000	$38,000	489,000	59,000
Customer D	312,000	38,000

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2003 and 2002

Note 9.	Subsequent Event:

In 2001, the Company reached a settlement agreement with a former employee of the Company. Under the settlement, shares of stock were to be transferred to the Company from the former employee. In 2004, the shares were transferred to a consultant in exchange for cash and an immaterial amount of services. The cash consideration was recognized into income in 2004.

Note 10.	Restatement:

The accompanying financial statements for fiscal 2003 have been restated, per the SEC’s request in January 2004, to recognize license revenue on a straight line basis over the life of the agreement. The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in 2003. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement. As reflected in the statement of operations, revenue and net income decreased by $633,802, as a result of this adjustment. The $633,802 is included in deferred revenue at June 30, 2003. In addition, earnings per share declined $.03, as a result of this adjustment. The restatement did not impact the Company’s cash flow for any of the periods presented.

On the statement of operations for the year ended June 30, 3003, the Company reclassified the extraordinary income, related to the forgiveness of debt, as a separate line item within other income(expense). All references to such an extraordinary item were deleted throughout the 10KSB. This had no impact on the Company’s net income or cash flow for the period presented as a result of this change.

The following tables represent the impact of the restatement of balances as reported, adjusted and restated for all periods presented.

Balance Sheet

	As of June 30, 2003
	As Reported	Adjustments	Restated
Total assets	$1,941,844	$—	$1,941,844

Deferred revenue – current	$87,500	$126,761	$214,261

Total current liabilities	1,306,156	126,761	1,432,917
Deferred revenue – LT	—	507,041	507,041

Total liabilities	1,808,793	633,802	2,442,595
Accumulated deficit	(9,663,530)	(633,802)	(10,297,332)

Total stockholders’ equity	133,051	(633,802)	(500,751)

Total liabilities and stockholders’ equity	$1,941,844	$—	$1,941,844

Statement of Operations

	For the year ended June 30, 2003
	As Reported	Adjustments	Restated
Sales	$1,534,173	$—	$1,534,173
License & royalty revenue	848,100	(633,802)	214,298
Cost of sales	(1,071,114)	—	(1,071,114)
S, G, & A	(1,558,001)	—	(1,558,001)
Other income	128,357	—	128,357
Settlement of payable	—	1,191,176	1,191,176
Interest expense	(36,011)	—	(36,011)
Extraordinary income	1,191,176	(1,191,176)	—

Net income	$1,036,680	$(633,802)	$402,878

Net income per common share:
Basic and diluted	$0.05	$(0.03)	$0.02