Form 10QSB/A
period 2003-09-30
KOLORFUSION INTERNATIONAL INC
filed 2004-05-04
CIK 1059397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB (Amendment No. 1)

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

Purpose of Amendment No. 1

The filing is made to restate, per the SEC’s request in January 2004, the Company’s financial statements and related Management’s Discussions and Analysis for the quarter ended September 30, 2003 and 2002 and the balance sheets as of September 30, 2003 and June 30, 2003 to reflect license revenue being recognized on a straight line basis over the life of the agreement.  The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in the quarter ending September 30, 2002.  The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement.  As reflected in t he statement of operations, revenue and net income increased (decreased) by $31,690 and ($728,874), for the quarters ended September 30, 2003 and 2002, as a result of this adjustment.  In addition, earnings per share increased (declined) $.01 and ($.04)  for the quarters ended September 30, 2003 and 2002. As reflected in the balance sheet, deferred revenues increased $602,112 and $633,802 on the September 30, 2003 and June 30, 2003 balance sheets.  The restatement did not impact the Company’s cash flow for the periods presented.

The amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-QSB for the quarter ended September 30, 2003, except for the aforementioned restatement as described above.

KOLORFUSION INTERNATIONAL, INC. I N D E X
		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets September 30, 2003 (Unaudited) and June 30, 2003	1
	Statements of Operations Three months ended September 30, 2003 and 2002 (Unaudited	2
	Condensed Statements of Cash Flows Three months ended September 30, 2003 and 2002 (Unaudited	3
	Selected Notes to Condensed Financial Statements (Unaudited)	4-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II	OTHER INFORMATION	9-11

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

KOLORFUSION INTERNATIONAL, INC.

BALANCE SHEETS

ASSETS	(Restated) September 30, 2003	(Restated) June 30, 2003

	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$46,692	$73,772
Trade accounts receivable, no allowance for
doubtful accounts considered necessary	148,734	123,280
Inventories	246,102	262,803

Total current assets	441,528	459,855

OTHER ASSETS:
Patents, less accumulated amortization
September $2,523,242; June $2,461,699	1,169,288	1,230,831
Other	65,270	101,270

	1,234,558	1,332,101
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	138,888	149,888

	$1,814,974	$1,941,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable	$280,466	$227,241
Deferred revenue	176,761	214,261
Current portion of long-term debt	569,736	589,148
Accrued expenses	31,267	31,267
Accrued expenses due stockholders	389,375	371,000

Total current liabilities	1,447,605	1,432,917

LONG-TERM DEBT, net of current portion	496,922	502,637
DEFERRED REVENUE	475,351	507,041

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,
September 23,240,144; June 23,226,144 shares issued and outstanding	23,240	23,226
Additional paid-in capital	9,780,341	9,773,355
Accumulated deficit	(10,408,485)	(10,297,332)

	(604,904)	(500,751)

	$1,814,974	$1,941,844

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC. CONDENSED STATEMENTS OF OPERATIONS Three Months Ended September 30, 2003 and 2002 (Unaudited)

	(Restated) 2003	(Restated) 2002

Revenues	$608,858	$379,773
Expenses:
Cost of sales	307,346	237,673
Selling, general and administrative expenses	406,766	301,749

Operating income (loss)	(105,254)	(159,649)

Other income (expense)	(5,899)	(11,067)

Income (loss) before income taxes	(111,153)	(170,716)

Income taxes	—	—

Net income (loss)	$(111,153)	$(170,716)

Income (loss) per common share - basic and diluted	$(.00)	$(.01)

Weighted average outstanding shares - basic and diluted	23,233,144	21,918,144

See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2003 and 2002
(Unaudited)

	(Restated) 2003	(Restated) 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(111,153)	$(170,716)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,543	73,783
Increase in trade accounts receivable	(25,454)	(223,871)

Decrease in inventories	16,701	21,479
Decrease in other assets	36,000	—
Increase (decrease) in accounts payable	53,225	(198,187)

(Decrease) or increase in deferred revenue	(69,190)	728,874
Increase (decrease) in accrued expenses	—	9,221
Increase in accrued expenses due stockholders	18,375	5,000

Net cash provided by (used in) operating activities	(8,953)	245,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(5,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(25,127)	—
Net proceeds from issuance of common shares	7,000	—

Net cash (used in) financing activities	(18,127)	—

Increase (decrease) in cash and cash equivalents	(27,080)	240,491

Cash and cash equivalents:
Beginning	73,772	9,903

Ending	$46,692	$250,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,899	$11,067

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

Note 2.	Restatement:

The accompanying financial statements for the quarter ended September 30, 2003 and 2002 and the balance sheets as of September 30, 2003 and June 30, 2003 have been restated, per the SEC’s request in January 2004, to reflect license revenue being recognized on a straight line basis over the life of the agreement.  The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in the quarter ending September 30, 2002.  The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement.  As reflected in the statement of operations, revenue and net income increased (decreased) by $31,690 and ($728,874), for the quarters ended September 30, 2003 and 2002, as a result of this adjustment.  In addition, earnings per share increased (declined) $.01 and ($.04) for the quarters ended September 30, 2003 and 2002. As reflected in the balance sheet, deferred revenues increased $602,112 and $633,802 on the September 30, 2003 and June 30, 2003 balance sheets.  The restatement did not impact the Company’s cash flow for the periods presented.  The Company also amended its Form 10-KSB for the year ended June 30, 2003 to reflect this restatement.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented:

Balance Sheets
	As of September 30, 2003

	As Reported	Adjustments	Restated

Total Assets	$1,814,974	$—	$1,814,974

Deferred revenue - current	$50,000	$126,761	$176,761

Total current liabilities	1,320,844	126,761	1,447,605
Deferred revenue - LT	—	475,351	475,351

Total Liabilities	1,817,766	602,112	2,419,878
Accumulated deficit	(9,806,373)	(602,112)	(10,408,485)

Total stockholders' equity	(2,792)	(602,112)	(604,904)

Total liabilities and stockholders' equity	$1,814,974	$—	$1,814,974

	As of June 30, 2003

	As Reported	Adjustments	Restated

Total Assets	$1,941,844	$—	$1,941,844

Deferred revenue - current	$87,500	$126,761	$214,261

Total current liabilities	1,306,156	126,761	1,432,917
Deferred revenue - LT	—	507,041	507,041

Total liabilities	1,808,793	633,802	2,442,595
Accumulated deficit	(9,663,530)	(633,802)	(10,297,332)

Total stockholders' equity	133,051	(633,802)	(500,751)

Total liabilities and stockholders' equity	$1,941,844	$—	$1,941,844

Statements of Operations

	For the quarter ended September 30, 2003

	As Reported	Adjustments	Restated

Revenues	$577,168	$31,690	$608,858
Cost of sales	(307,346)	—	(307,346)
S, G, & A	(406,766)	—	(406,766)
Other expense	(5,899)	—	(5,899)

Net Income	$(142,843)	$31,690	$(111,153)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.01	$—

	For the quarter ended September 30, 2002

	As Reported	Adjustments	Restated

Revenues	$1,108,647	$(728,874)	$379,773
Cost of sales	(237,673)	—	(237,673)
S, G, & A	(301,749)	—	(301,749)
Other expense	(11,067)	—	(11,067)

Net income (loss)	$558,158	$(728,874)	$(170,716)

Net income (loss) per common share:
Basic	$0.03	$(0.04)	$(0.01)
Diluted	0.02	(0.03)	(0.01)

Note 3.	Stock Based Compensation:

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

Note 4.	Patents:

The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended September 30, 2003 and 2002. Patent amortization expense will be $246,170 for each of the next five years.

Note 5.	Debt:

The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due had been classified as a current liability. In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive righ ts.  The Company believes the individual will not provide any bona fide services pursuant to the agreement.

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

Note 6.	Stockholders’ Deficit:

During the three months ended September 30, 2003, stockholders’ deficit changed for net loss of $111,153 and for issuance of 14,000 shares of common stock for $7,000.

Note 7:	Revenue:

During the three months ended September 30, 2002, the Company signed a license agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 2007, with the potential to extend through June 2008, if the third party ships in excess of the units states in the agreement.  The Company, in return, received $750,000 from this third party that is being recognized into revenue ratable over the maximum term of exclusivity ending June 2008.

KOLORFUSION INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        Revenues increased in the quarter ended September 30, 2003 to $608,858 from $379,773 in 2002.

        Cost of sales increased in the quarter ended September 30, 2003 to $307,346 from $237,673 in 2002. The Company expects the profit margin to increase as it acquires new customers and lowers the cost of processing and materials. Selling, general and administrative expenses increased in 2003 to $406,766 from $301,749 in 2002. This is due to increased rent and employees in 2003.

        The result was a net loss in the quarter ended September 30, 2003 of $111,153 compared to a net loss of $170,716 in the same quarter in 2002. The net loss per share was $.00 in 2003, compared to a net loss per share of $.01 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2003 was $10,408,485 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities.

The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt.  The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement.  In the event that there is a restructuring of the agreement, which the Company feels is remote, it would not have a significant impact on the liquidity of the Company.

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales accounts in many categories, including outdoor product manufacturers, household and building products.  Additionally, existing accounts continue to expand the use of the Company’s process resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

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

KOLORFUSION INTERNATIONAL, INC.
Date: April 23, 2004	By: /s/ Stephen Nagel
Director, President