Form 10QSB/A
period 2003-12-31
KOLORFUSION INTERNATIONAL INC
filed 2004-05-04
CIK 1059397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB (Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes _X_  No

23,388,144 Common Shares were outstanding as of February 11, 2004

Purpose of Amendment No. 1

The filing is made to restate the Company’s financial statements and related Management’s Discussions and Analysis for the three months ended and six months ended December 31, 2003 and 2002 and the balance sheets as of December 31, 2003 and June 30, 2003 have been restated, per SEC request in January 2004, to reflect license revenue being recognized on a straight line basis over the life of the agreement. The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in the quarter ended September 30, 2002. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement. As reflected in the statement of operations, revenue and net income increased by $31,690 for each of the three months ended December 31, 2003 and 2002 and increased (decreased) $63,380 and ($697,185) for the six months ended December 31, 2003 and 2002, as a result of this adjustment. In addition, earnings per share declined $.03 for the six months ended December 31, 2002. There was no impact on the earnings per share for the other periods where there is an income statement presented. As reflected in the balance sheet, deferred revenues increased $570,422 and $633,802 on the December 31, 2003 and June 30, 2003 balance sheets. The restatement did not impact the Company’s cash flow for the period presented.

The amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-QSB for the three months ended and six months ended December 31, 2003, except for the aforementioned restatement as described above.

KOLORFUSION INTERNATIONAL, INC.

I N D E X

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets
December 31, 2003 (Unaudited) and
June 30, 2003	1

Condensed Statements of Operations
Six months and three months ended
December 31, 2003 and 2002 (Unaudited)	2

Condensed Statements of Cash Flows
Six months ended December 31,
2003 and 2002 (Unaudited)	3

Notes to Condensed Financial
Statements (Unaudited)	4-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Changes in Securities	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	12

(b) Reports on Form 8-K	12

PART I — FINANCIAL INFORMATION
Item 1 – Financial Statements

KOLORFUSION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

ASSETS	(Restated) December 31, 2003	(Restated) June 30, 2003

	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,270	$73,772
Trade accounts receivable, no allowance for
doubtful accounts considered necessary	216,787	123,280
Inventories	276,941	262,803

Total current assets	494,998	459,855

OTHER ASSETS:
Patents, less accumulated amortization
December $2,584,784; June $2,461,699	1,107,746	1,230,831
Other	29,270	101,270

	1,137,016	1,332,101

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	129,637	149,888

	$1,761,651	$1,941,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$285,419	$227,241
Deferred revenue	176,761	214,261
Current portion of long-term debt	548,820	589,148
Accrued expenses	22,914	31,267
Accrued expenses due stockholders	403,115	371,000

Total current liabilities	1,437,029	1,432,917

LONG-TERM DEBT, net of current portion	486,690	502,637
DEFERRED REVENUES	443,661	507,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,
December 31, 2003 – 23,388,144; June 30, 2003 -
23,226,144 shares issued and outstanding	23,388	23,226
Additional paid-in capital	9,854,193	9,773,355
Accumulated deficit	(10,483,310)	(10,297,332)

	(605,729)	(500,751)

	$1,761,651	$1,941,844

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	(Restated) Three Months Ended December 31		(Restated) Six Months Ended December 31
	2003	2002	2003	2002
Revenues	$581,248	$371,462	$1,190,106	$751,234
Expenses:
Cost of sales	297,056	189,830	604,402	427,503
Selling, G&A	417,114	380,947	823,880	682,696
Other income (expense)	58,097	(3,829)	52,198	(14,896)

Net income (loss)	$(74,825)	$(203,144)	$(185,978)	$(373,861)

Income (loss)/share – basic
and diluted	$—	$(.01)	$(.01)	$(.02)

Wt.ave. outstanding shares – basic
and diluted	23,294,144	21,818,144	23,262,477	21,818,144

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2003 and 2002

	(Restated) 2003	(Restated) 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(185,978)	(373,861)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	141,445	147,566
Loss on disposal of equipment	1,891	—
Increase in trade accounts receivable	(93,507)	(235,821)
(Increase) decrease in inventories	(14,138)	2,002
Decrease in other assets	72,000	—
Increase (decrease) in deferred revenues	(100,880)	697,185
Increase (decrease) in accounts payable	58,178	(205,345)
Increase (decrease) in accrued expenses	(8,353)	9,221
Increase in accrued expenses due stockholders	32,115	8,500

Net cash provided by (used in) operating activities	(97,227)	49,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(16,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(56,275)	(4,000)
Net proceeds from issuance of common shares	81,000	—

Net cash (used in) financing activities	24,725	(4,000)

Increase (decrease) in cash and cash equivalents	(72,502)	28,624
Cash and cash equivalents:
Beginning	73,772	9,903

Ending	$1,270	$38,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$20,924	$14,913

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

Note 2.	Restatement

The accompanying financial statements for the three months ended and six months ended December 31, 2003 and 2002 and the balance sheets as of December 31, 2003 and June 30, 2003 have been restated, per the SEC’s request in January 2004, to reflect license revenue being recognized on a straight line basis over the life of the agreement. The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in the quarter ended September 30, 2002. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement. As reflected in the statement of operations, revenue and net income increased by $31,690 for each of the three months ended December 31, 2003 and 2002 and increased (decreased) $63,380 and ($697,185) for the six months ended December 31, 2003 and 2002, as a result of this adjustment. In addition, earnings per share declined $.03 for the six months ended December 31, 2002. There was no impact on the earnings per share for the other periods where there is an income statement presented. As reflected in the balance sheet, deferred revenues increased $570,422 and $633,802 on the December 31, 2003 and June 30, 2003 balance sheets. The restatement did not impact the Company’s cash flow for the period presented. The Company also amended its Form 10-KSB for the year ended June 30, 2003 to reflect this restatement.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.

Balance Sheets

	As of December 31, 2003
	As Reported	Adjustments	Restated
Total assets	$1,761,651	$—	$1,761,651

Deferred revenue – current	$50,000	$126,761	$176,761

Total current liabilities	1,310,268	126,761	1,437,029
Deferred revenue – LT	—	443,661	443,661

Total liabilities	1,796,958	570,422	2,367,380
Accumulated deficit	(9,912,888)	(570,422)	(10,483,310)

Total stockholders’ equity	(35,307)	(570,422)	(605,729)

Total liabilities and stockholders’ equity	$1,761,651	$—	$1,761,651

	As of June 30, 2003
	As Reported	Adjustments	Restated
Total assets	$1,941,844	$—	$1,941,844

Deferred revenue – current	$87,500	$126,761	$214,261

Total current liabilities	1,306,156	126,761	1,432,917
Deferred revenue – LT	—	507,041	507,041

Total liabilities	1,808,793	633,802	2,442,595
Accumulated deficit	(9,663,530)	(633,802)	(10,297,332)

Total stockholders’ equity	133,051	(633,802)	(500,751)

Total liabilities and stockholders’ equity	$1,941,844	$—	$1,941,844

Statements of Operations

	Three months ended December 31, 2003
	As Reported	Adjustments	Restated
Revenues	$549,558	$31,690	$581,248
Cost of sales	(297,056)	—	(297,056)
S, G, & A	(417,114)	—	(417,114)
Other income	58,097	—	58,097

Net loss	$(106,515)	$31,690	$(74,825)

Net loss per common share:
Basic and diluted	$—	$—	$—

	Six months ended December 31, 2003
	As Reported	Adjustments	Restated
Revenues	$1,126,726	$63,380	$1,190,106
Cost of sales	(604,402)	—	(604,402)
S, G, & A	(823,880)	—	(823,880)
Other income	52,198	—	52,198

Net loss	$(249,358)	$63,380	$(185,978)

Net loss per common share:
Basic and diluted	$(0.01)	$—	$(0.01)

	Three months ended December 31, 2002
	As Reported	Adjustments	Restated
Revenues	$339,772	$31,690	$371,462
Cost of sales	(189,830)	—	(189,830)
S, G, & A	(380,947)	—	(380,947)
Other expense	(3,829)	—	(3,829)

Net loss	$(234,834)	$31,690	$(203,144)

Net loss per common share:
Basic and diluted	$(0.01)	$—	$(0.01)

	Six months ended December 31, 2002
	As Reported	Adjustments	Restated
Revenues	$1,448,419	$(697,185)	$751,234
Cost of sales	(427,503)	—	(427,503)
S, G, & A	(682,696)	—	(682,696)
Other expense	(14,896)	—	(14,896)

Net income (loss)	$323,324	$(697,185)	$(373,861)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.03)	$(0.02)

Note 3.	Stock Based Compensation:

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

Note 5.	Other income (expense):

Included in other income (expense) for the three and six months ended December 31, 2003 is other income of $75,013 related to shares of Company common stock the Company received from a former officer of the Company. The former officer surrendered the stock as payment for an employment legal settlement.

Note 6.	Stockholders’ Deficit:

During the six months ended December 31, 2003, stockholders’ deficit changed for a net loss of $185,978 and for issuance of 162,000 shares of common stock for $81,000.

Note 7.	Company’s Continued Existence:

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

Note 8.	Income Taxes:

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

The Company has available net operating loss carryforwards of approximately $6,400,000, of which no benefit has been recorded, at December 31, 2003 which will expire at various times from 2013 to 2023.

Note 9.	Subsequent Event:

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

KOLORFUSION INTERNATIONAL, INC.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues increased in the quarter ended December 31, 2003 to $581,248 from $371,462 in 2002, an increase of 56%. The increase is due to the expansion of business with the Company’s prior existing accounts and the implementation of new business with new accounts.

        Cost of sales increased in the quarter ended December 31, 2003 to $297,056 from $189,830 in 2002, a 56% increase, which is due to the increased sales. The Company expects the sales and profit margin to increase as it acquires new customers and it lowers the cost of processing and materials. Selling, general and administrative expenses increased in 2003 to $417,114 from $380,947 in 2002, an increase of 9%.

        The result was a net loss in the quarter ended December 31, 2003 of $74,825 compared to a net loss of $203,184 in the same quarter in 2002. The net loss per share was approximately $0 in 2003, compared to a net loss per share of approximately $.01 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2003 was $10,483,310 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company continues to expand its business with new accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts continue to expand the use of the Company’s process resulting in higher revenues. The Company also plans to continue to include additional outside financings or lines of credit. The Company established a first line of credit of $100,000 in January 2004. Further the Company is considering soliciting additional outside investment capital of up to $3,000,000 to provide growth capital; and management believes there is a good likelihood of obtaining a significant portion of this funding due to the improvement of the financial condition of the Company and its continued growth.

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

Item 3.   CONTROLS AND PROCEDURES

        Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II. OTHER INFORMATION

_________________

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

Additional information has been provided to the SEC, after December 31, 2003 in response to a letter received by the Company dated January 8, 2004 from the SEC related to comments on the Company’s Form 10-KSB for the year ended June 30, 2003.

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

KOLORFUSION INTERNATIONAL, INC.
Date April 23, 2004	By:	/s/ Stephen Nagel

Stephen Nagel Director, President