Form 10QSB
period 2004-03-31
KOLORFUSION INTERNATIONAL INC
filed 2004-05-17
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       March 31, 2004
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------


Commission File Number                 0-28351
                       ---------------------------------------------------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             COLORADO                                    84-1317836
  ------------------------------             ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                 7347 Revere Parkway, Centennial, Colorado 80112
          -------------------------------------------------------------
                    (Address of principal executive offices)

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


23,799,544 Common Shares were outstanding as of May 11, 2004
----------

                         KOLORFUSION INTERNATIONAL, INC.


                                    I N D E X


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2004 (Unaudited) and
                        June 30, 2003                                        1

                  Condensed Statements of Operations
                     Nine months and three months ended March 31,
                        2004 and 2003 (Unaudited)                            2

                  Condensed Statements of Cash Flows
                     Nine months ended March 31,
                        2004 and 2003 (Unaudited)                            3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                4-6

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        6-8

   Item 3.   Controls and Procedures                                         9


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                              10

   Item 2.   Changes in Securities                                          10

   Item 3.   Defaults Upon Senior Securities                                10

   Item 4.   Submission of Matters to a Vote of Security Holders            10

   Item 5.   Other Information                                              10

   Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits                                                   10

             (b) Reports on Form 8-K                                        10

                         KOLORFUSION INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS


                                                                          March 31,       June 30,
                                                                            2004             2003
                                                                         ------------    ------------
                         ASSETS                                          (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $      7,591    $     73,772
    Trade accounts receivable, no allowance for
        doubtful accounts considered necessary                                342,471         123,280
    Inventories                                                               246,015         262,803
                                                                         ------------    ------------
             Total current assets                                             596,077         459,855
                                                                         ------------    ------------

OTHER ASSETS:
    Patents, less accumulated amortization
        March $2,646,326; June $2,461,699                                   1,046,204       1,230,831
    Other                                                                     155,270         101,270
                                                                         ------------    ------------
                                                                            1,201,474       1,332,101
                                                                         ------------    ------------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                     144,974         149,888
                                                                         ------------    ------------

                                                                         $  1,942,525    $  1,941,844
                                                                         ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                     $    322,650    $    227,241
    Deferred revenue                                                          176,761         214,261
    Current portion of long-term debt                                         634,836         589,148
    Accrued expenses                                                           30,398          31,267
    Accrued expenses due stockholders                                         412,115         371,000
                                                                         ------------    ------------
             Total current liabilities                                      1,576,760       1,432,917


LONG-TERM DEBT, net of current portion                                        457,047         502,637
DEFERRED REVENUES                                                             411,973         507,041
                                                                         ------------    ------------

             Total liabilities                                              2,445,780       2,442,595

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        March 31, 2004 - 23,799,544; June 30, 2003 - 23,226,144 shares
        issued and outstanding                                                 23,800          23,226
    Additional paid-in capital                                             10,059,482       9,773,355
    Accumulated deficit                                                   (10,586,537)    (10,297,332)
                                                                         ------------    ------------
                                                                             (503,255)       (500,751)
                                                                         ------------    ------------

                                                                         $  1,942,525    $  1,941,844
                                                                         ============    ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended               Nine Months Ended
                                                        March 31                        March 31
                                              ----------------------------    ----------------------------
                                                  2004            2003           2004             2003
                                              ------------    ------------    ------------    ------------
Revenues                                      $    640,224    $    613,614    $  1,830,330    $  1,364,850

Expenses:
    Cost of sales                                  331,078         451,205         935,480         878,708
    Selling, general and administrative            395,701         416,357       1,219,581       1,099,053

Other income (expense)                             (16,672)        119,069          35,526         104,173
                                              ------------    ------------    ------------    ------------

             Net loss                         $   (103,227)   $   (134,879)   $   (289,205)   $   (508,738)
                                              ============    ============    ============    ============


Loss per common share - basic
             and diluted                      $         --    $       (.01)   $       (.01)   $       (.02)
                                              ============    ============    ============    ============



Weighted average outstanding shares - basic
             and diluted                        23,593,844      22,110,144      23,394,933      21,078,144
                                              ============    ============    ============    ============


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2004 and 2003


                                                                                      2004         2003
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(289,205)   $(508,738)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                 207,835      221,349
       Loss on disposal of equipment                                                   1,891           --
       Common stock issued for rent                                                  144,000      144,000
       Increase in trade accounts receivable                                        (219,191)     (61,062)
       Decrease in inventories                                                        16,788          480
       Increase in other assets                                                      (54,000)    (136,000)
       Increase (decrease) in accounts payable                                        95,409     (155,454)
       Increase (decrease) in deferred revenue                                      (132,568)     665,493
       Decrease in accrued expenses                                                     (869)     (10,301)
       Increase in accrued expenses due stockholders                                  41,115       14,500
                                                                                   ---------    ---------
        Net cash provided by (used in) operating activities                         (188,795)     174,267
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of leasehold improvements and equipment                             (20,185)    (124,347)
                                                                                   ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                      96,000      136,436
    Payments on long-term debt                                                       (95,902)    (104,397)
    Net proceeds from issuance of common shares                                      142,701           --
                                                                                   ---------    ---------
        Net cash provided by financing activities                                    142,799       32,039
                                                                                   ---------    ---------

        Increase (decrease) in cash and cash equivalents                             (66,181)      81,959

Cash and cash equivalents:
    Beginning                                                                         73,772        9,903
                                                                                   ---------    ---------

    Ending                                                                         $   7,591    $  91,862
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES  OF CASH FLOW INFORMATION:
    Cash payments for interest                                                     $  31,873    $  13,359
                                                                                   =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Common stock issued for rent                                                       $ 144,000    $ 144,000
                                                                                   =========    =========


See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       Condensed Financial Statements:

              The condensed balance sheet as of March 31, 2004, the statements of operations for the periods ended March 31, 2004 and 2003, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. Operating results for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2004 and for all periods presented have been made.

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

              The Company has adopted the disclosure-only provisions of SFAS No.
              123. During the quarters ended March 31, 2004 and 2003 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

Note 3.       Patents:

              The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended March 31, 2004 and 2003 and $184,627 for each of the nine months ended March 31, 2004 and 2003. Patent amortization expense will be $246,170 for each of the next four years and $61,524 for the fifth year.

Note 4.       Stockholders' Deficit:

              During the nine months ended March 31, 2004, stockholders' deficit changed for a net loss of $289,205 and for issuance of 285,400 shares of common stock for $142,701. In addition, the Company issued 288,000 shares of common stock that relates to the Company's lease agreement signed in February 2003. In lieu of paying real estate taxes and other real estate expenses, the Company issues 288,000 shares of common stock in February in each of the first three years of the agreement.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5:       Company's Continued Existence

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses. The Company may arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year and intends to increase cash flows from operations. The Company plans on expanding its business with new accounts in many categories, including outdoor product manufacturers, household and building products. Management feels that existing customers will continue to expand the use of the Company's process. There can be no assurance the Company will be able to obtain capital on acceptable terms.

              In order to ensure that the Company has sufficient cash flow to meet the funding requirements for the next twelve months, the Company plans to obtain additional outside financing or lines of credit. The Company is considering soliciting additional outside investment capital of up to $3,000,000 to provide growth capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.


Note 6:       Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment

              The Company has available net operating loss carryforwards of approximately $6,500,000, of which no benefit has been recorded, as of March 31, 2004 which will expire at various times from 2013 to 2023.


Note 7:       Deferred Revenue

              The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue. Deferred revenue at March 31, 2004 and June 30, 2003 was $588,734 and $721,302, of
              which the majority relates to the license and royalty agreement signed with a third party in August 2002.

Note 8:       Related Party Transaction

              During the three months ended March 31, 2004, the Company borrowed $50,000 from a shareholder of the Company. Interest on this note accrues at 12% and is payable monthly. The principal amount of the note is due on January 1, 2005.

Note 9:       Major Customers:

              During the three month period and nine month period ended March 31, 2004, two unaffiliated customers accounted for the following percentages of revenues:

                                            March 31, 2004
                           --------------------------------------------------
              Customer        Three months ended            Nine months ended
              A                    17.5%                          22.4%
              B                    50.0%                          39.1%

              In addition, the accounts receivable balance due from customers A and B accounted for 11.5% and 53.4% of total accounts receivable at March 31, 2004.

Note 10:      Reclassification

              Certain amounts in the prior period financial statements have been classified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications had no effect on net loss or stockholders' equity.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues increased in the quarter ended March 31, 2004 to $640,224 from $613,614 in 2003. The increase is due to increasing acceptance of the Company's patented process and new customers.

         Cost of sales decreased in the quarter ended March 31, 2004 to $331,078 from $451,205 in 2003. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses decreased in 2004 to $395,701 from $416,357 in 2003.

         The result was a net loss in the quarter ended March 31, 2004 of $103,227 compared to a net loss of $134,879 in the same quarter in 2003. The net loss per share was $.00 in 2004, compared to $.01 in 2003.

         Revenues increased in the nine months ended March 31, 2004 to $1,830,330 from $1,364,850 in 2003. The increase is due to increasing acceptance of the Company's patented process and new customers and amortization of deferred revenue of $132,568 for the nine months ended March 31, 2004.

         Cost of sales increased in the nine months ended March 31, 2004 to $935,480 from $878,708 in 2003. The Company expects the profit margin to increase as it acquires new customers. Selling, general and administrative expenses increased in 2004 to $1,219,581 from $1,099,053 in 2003

         The result was a net loss in the nine months ended March 31, 2004 of $289,205 compared to a net loss of $508,738 in the same period in 2003. The net loss per share was $.01 in 2004, compared to a net loss $.02 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to March 31, 2004 was $10,586,537 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company continues to expand its business with new accounts, and its plans continue to include additional outside financings or lines of credit. The Company established a line of credit of $100,000 in January 2004. This line of credit bears interest at 15% and matures in January 2005. The line of credit is secured by specific accounts receivable of the Company, common stock held by a shareholder, and guaranteed by a shareholder. Outstanding borrowings on the line were $46,000 as of March 31, 2004. Further the Company is considering soliciting additional outside investment capital of up to $3,000,000 to provide growth capital; and management believes there is a good likelihood of obtaining a significant portion of this funding due to the improvement of the financial condition of the Company and its continued growth.

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

         Inventory Valuation

         As noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) of the Notes to the Financial Statements, inventories consist of raw materials, and are valued at the lower of cost or market (first-in, first-out method). We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory.

         Revenue Recognition and Deferred Revenue

         As noted in Note 1 (of Form 10KSB for the year ended June 30, 2003) to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collectibility is probable and the fee is fixed or determined. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission (SEC) and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue.

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

                           PART II. OTHER INFORMATION
                                    -----------------


ITEM 1.  LEGAL PROCEDEEINGS.

   Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

(a) Not Applicable.

(b) Not Applicable.

(c) The Company issued 285,400 unregistered shares of common stock to various accredited investors for $142,701. In addition, the Company issued 288,000 of unregistered shares of common stock to an accredited investor that relates to the Company's lease agreement signed in February 2003.

(d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) Not Applicable.

(b) Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.

ITEM 5.  OTHER INFORMATION.

   Per the SEC's request in January 2004, the Company amended the following filings:
         o  June 30 2003 10-KSB
         o  September 30, 2003 10-QSB
         o  December 31, 2003 10-QSB

The restatement relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in the three months ended September 30, 2002. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(b) Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended March 31, 2004.

+     Filed herewith.

                                    SIGNATURE



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KOLORFUSION INTERNATIONAL, INC.



Date May 14, 2004                      By: /s/ Stephen Nagel
                                          --------------------------------------
                                          Stephen Nagel
                                          Director, President