Form 10KSB/A
period 2003-06-30
KOLORFUSION INTERNATIONAL INC
filed 2004-06-21
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Amendment No. 2)

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

(c) No report was filed on Form 8-K.

(d) Exhibits.

Exhibit 10 License Agreement with Polaris Industtries, Inc.

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

Dated   June 21, 2004

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

The accompanying financial statements for fiscal 2003 have been restated, to recognize license revenue on a straight line basis over the life of the agreement. The change relates to a license and royalty agreement signed with a third party in August 2002. The Company had previously recognized the entire $750,000 fee related to this agreement into revenue in 2003. The Company restated its financial statements to recognize revenue ratably over the maximum term (August 2002 through June 2008) of the exclusivity agreement. As reflected in the statement of operations, revenue and net income decreased by $633,802, as a result of this adjustment. The $633,802 is included in deferred revenue at June 30, 2003. In addition, earnings per share declined $.03, as a result of this adjustment. The restatement did not impact the Company’s cash flow for any of the periods presented.

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