Form 10KSB
period 2004-06-30
KOLORFUSION INTERNATIONAL INC
filed 2004-10-14
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004
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
None

Common Stock, ($.001 par value)
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X         No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $3,215,539.

23,799,544 shares of Registrant’s Common Stock, $.001 par value were outstanding on June 30, 2004, prior to the effectiveness of the latest practicable date.

PART I

Item 1. – DESCRIPTION OF BUSINESS

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

        The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers and licensees such as Polaris — all terrain vehicles, Garrity — flashlights, Daisy — air guns, Gerber — hand tools, Tru-Glo — bow sights, Moen — faucets, PSE/Browning — archery, Sunrise Medical — wheelchairs, and others. Other applications are anticipated as the Company is currently working with other manufacturers in various markets.

        The process uses a transfer material (Kolortex™) with special inks that may be of any design or color that the user desires. The only limitations are the imagination and desires of the customer. The Kolortex is placed around the product. The product, wrapped in the Kolortex, is then placed in a carrier. The carrier is then placed in a heating chamber which allows the inks to leave the Kolortex and penetrate into the coated product. Plastic and aluminum may be treated directly, steel, glass and other surfaces must first be coated. Temperature heating ranges from 280 to 400 degrees Fahrenheit, and the time of heating is dependent on the product and its characteristics.

        The process patents for the U. S. and Canada were purchased by the Company from the inventor in 1995, and in 2001 the Company entered into an agreement to secure the rights to the patents in Russia, Brazil and Japan, and the right to purchase the European patents in January, 2005. The initial U. S. and Canadian patents expire 20 years from the date of application, which will be November 16, 2012. Additional related patents have been developed by the Company, which expire in 2018. The Company licenses its process and related know-how for 20 years to each OEM.

        The Company has registered its trade name and trademark design in the United States, Canada and Brazil.

        The Company has established a processing center at its place of business in suburban Denver, Colorado, and it is actively using the process to process products. The Company has dedicated 27,000 square feet of its 32,000 square feet of space to production, with four processing units.

        Transportation of the products to be processed creates an expense problem for certain customers, and the Company believes that it will be necessary to open additional centers in key geographical centers to attract those customers for which transportation cost is a factor. The Company has 3 licensees, two in California and one in Minnesota, that can do the Company’s process for agreed upon customers and products, as approved by the Company.

        The Company has had no dependence upon a significant customer or supplier to date, except as noted in the Financial Statements, footnote 9.

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

LICENSING

        The Company continues to enter license agreements with manufacturers for their specific products when the process is to be used on a large scale. The Company has license agreements with Polaris Industries for ATVs and other applications, Garrity Industries for flashlights, Moen, Inc. for plumbing fixtures, Sunrise Medical Corporation for wheelchairs, Dee Zee for aluminum truck accessories such as tool boxes, mud flaps, bed caps, step-up bars, , PSE, Inc. for archery, Powder Coat Services, Inc. of Los Angeles, Art Crystal, Ltd. Chicago, IL., and George Industries, Los Angeles, CA.. The license agreements that the Company has entered into generally last for four periods of five years. The Company charges an annual license fee based upon the size and scope of the market or array of products under the 20 year license agreements. The Company also sells the required printed goods (Kolortex) or charges a royalty for each product that utilizes its decoration process.

Item 2. – DESCRIPTION OF PROPERTY

        The Company leases office, warehouse and production space in suburban Denver, Colorado for a current monthly rental of $16,000 per month. In addition the Company has issued 288,000 shares of its common stock in lieu of paying real estate taxes and other rental expenses for fiscal 2004.

        There are currently 30 employees in addition to the officer.

Item 3. – LEGAL PROCEEDINGS

        None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock has been traded since August, 1998 on the OTC Bulletin Board, with the symbol KOLR, before that time there was no activity. As of June 30, 2004 the following brokerage firms were making a market in the Company’s common stock: STC Securities, Hill Thompson Magid & Co., Knight Equities Market, Inc., Pershing Trading Company, Wm. Frankel & Co., GVR Company, Jeffries & Co. and Schwab Capital Markets.

        The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Price per Share
	High	Low
Fiscal year 2003
First Quarter (July 1, 2002
through September 30, 2002)	$.40	$.20
Second Quarter (October 1, 2002
through December 31, 2002)	$.60	$.20
Third Quarter (January 1, 2003
through March 31, 2003)	$.56	$.39
Fourth Quarter (April 1, 2003
through June 30, 2003)	$.51	$.38

Fiscal year 2004
First Quarter (July 1, 2003
through September 30, 2003)	$1.01	$.37
Second Quarter (October 1, 2003
through December 31, 2003)	$.95	$.67
Third Quarter (January 1, 2004
through March 31, 2004)	$.78	$.52
Fourth Quarter (April 1, 2004
through June 30, 2004)	$.70	$.49

        During the year the Company issued shares for a portion of rent expense in the amount of $144,000 for 288,000 shares. Additionally, the Company issued shares at $.50/share to a group of accredited investors in the total amount of 285,400 shares.

        There are over 350 holders of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002.

        Revenues increased in 2003 to $1,748,471 from $1,443,795 in 2002. The increase was the result of increased sales along with license and royalty fees.

        Costs of sales decreased in 2003 to $1,071,114 from $1,240,443 in 2002 as a result of having higher revenues from license fee.

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

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003.

        Revenues increased in 2004 to $2,520,397 from $1,748,471 in 2003. The increase was the result of increased processing and Kolortex sales in fiscal 2004.

        Costs of sales increased in 2004 to $1,423,267 from $1,071,114 in 2003 as a result of increased production.

        Selling, general and administrative expenses increased in 2004, to $1,746,355 from $1,558,001 in 2003. The selling, general and administrative expense increase was the result of higher consulting and professional fees expenses.

        Other income in 2004 was $87,841, compared to other income of $1,319,533 (includes settlement of payable owed to individual) in 2003. This decrease is due to the debt restructuring that took place in 2003 and resulted in the reduction of a payable owed to an individual.

        The Company had a net loss of $615,244 in 2004, compared to net income of $402,878 in 2003. Net loss per share in 2004 was $.03 compared to a net gain per share of $.02 in 2003. The net income in 2003 included other income of $1,191,176 related to the settlement of a payable owed to an individual.

        The Company has increased in production capability and efficiency, as revenues increase the Company is well positioned for profit. The sales of the Company and the expenses have increased in the past two years, and the Company has made every effort to increase the sales and hold down the expenses. Management of the Company feels that it has several opportunities to increase sales in the coming year, but there can be no assurance that it will be successful. The Company continues to expand its business with new accounts in many categories, including outdoor product manufacturers and household and building products. Additionally, existing accounts continue to expand the use of the Company’s process resulting in higher revenues.

        The Company recently announced a global marketing alliance with DuPont Chemical’s engineered resin division. The agreement permits the Dupont engineered resins sales group to offer the Company’s patented process to its various customers. The Company will either process for these future new customers or will license them directly. Management believes this alliance is another marketing effort which will insure further growth for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Kolorfusion International, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2004 was $10,912,576 and current liabilities are in excess of current assets. As a result of this the independent auditor has issued a going concern opinion. The Company has been able to maintain a positive cash position solely through financing activities. The Company also plans to continue to include additional outside financing or lines of credit. The Company established a line of credit of $100,000 in January 2004. This line of credit bears interest at 15% and matures in January 2005. The line of credit is secured by specific accounts receivable of the Company, common stock held by a shareholder, and guaranteed by a shareholder. The Company’s operations are currently generating a positive cash flow as its revenues continue to increase. The Company is working to secure a total line of credit of $1,000,000 and management believes there is a good likelihood of obtaining a significant portion of this funding due to the continued improvement of positive growth.

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The Company has a significant amount of debt which is due within the next 12 months. The current portion of long-term debt also includes the payable to an individual that was restructured in 2003. The Company is continuing to restructure the payable to this individual which may have an impact on the liability in the future. The amount of this potential charge is unknown at this time. As mentioned, the primary source of liquidity in the future will be increased sales and some additional outside investment. In the event that sales should decline the Company may have to seek additional funds through equity sales or debt. Additional equity sales would have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

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

SIGNIFICANT ACCOUNTING POLICIES

        Financial Reporting Release No. 60, which was released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

        General

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the liability related to the restructured debt. Actual amounts could differ from these estimates.

        Inventory Valuation

        As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

        Revenue Recognition

        As noted in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collection is probable and the fee is fixed or determined. In addition, the Company has various contracts which are amortized into revenues over the contract period pursuant to SAB 104.

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

Item 7. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are attached following Item 14.

Item 8. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 8A. – CONTROLS AND PROCEDURES

        It is the responsibility of the executive officers to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the Company’s internal auditors.

        The executive officer evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

        There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company, with a brief description, are as follows:

Name	Age	Position
Thomas Gerschman	47	Chairman
Stephen Nagel	54	President, Director
Kenneth Bradley	56	Secretary

        Thomas Gerschman.   Mr. Gerschman is the Chairman, and a Director of the Company. Mr. Gerschman has been the President of Mount Keene, Inc., a corporation for investment banking, since 1989 and of Summore Plastics, Inc., a plastic molding company, since 1990. Neither business interferes with the Company. He became a director of the Company, and Chairman in 1999.

        Stephen Nagel.   Mr. Nagel is President and a Director. Mr. Nagel was the CEO of Rescon Technology, a manufacturer of construction materials from 1976 to 1992, and the founding CEO of Selectronics, a consumer electronics and software publisher from 1983 to 1991, both public companies. He has an MBA from Arizona State University and a JD from the University of Wyoming. Mr. Nagel has been President and a Director since inception of the Company.

        Kenneth Bradley.   Mr. Bradley is the Secretary. Mr. Bradley is a partner for the accounting firm of Porter, Muirhead & Howard since 1976. He is in Casper, Wyoming. Mr. Bradley’s duties are minimal, and he spends very little time on the affairs of the Company.

        The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

        Stephen Nagel is currently acting as the Company’s audit committee. The directors are evaluating the expansion needs of the Board of Directors and related audit committee including adding a financial expert. The audit committee does not currently have a financial expert.

PART III

Item 10. – EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the compensation paid by the Company to its President as of June 30, 2004 for services to the Company during fiscal years ended June 30, 2004, 2003, 2002 no other officers were compensated by the Company during these years.

	Year	Compensation Earned	Compensation Paid	Options/Shares
Stephen Nagel-President	2004	$191,000	$78,500	-0-
	2003	$140,000	$80,000	-0-
	2002	$140,000	$58,000	-0-

The Company has accrued compensation due to its President and its Chairman, Thomas Gerschman, over the past years. The Company owes these two individuals approximately $575,000 as of June 30, 2004. There is no compensation contract between the Company and Mr. Nagel.

Item 11. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There are presently 23,799,544 shares of the Company’s common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of June 30, 2003, owns of record, or is known by the Company to own beneficially, more than five percent of the Company’s common stock, and the officers and directors of the Company.

Name	Shares of Common Stock	Percent of Ownership

Thomas Gerschman (1)	2,046,875	9%
Stephen Nagel	6,211,000	26%
Philippe Nordman	10,236,690	43%
Directors and Officers as a group	8,275,875	35%

(1)	The shares owned by Mr. Gerschman include 46,875 shares of common stock and options to purchase 2,000,000 shares of common stock.

        In June 2001, the Company entered an agreement in principle with an individual who had previously sold the Company U.S. and Canada patent rights. Under this agreement, the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the previous patents purchased by the Company. The debt restructuring was not recorded in fiscal 2002 due to the individual’s interest in modifying certain terms of the new agreement. In fiscal 2003, the Company retained a French lawyer to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003. These 1,000,000 shares of common stock were valued at $.40 per share.

        In February 2003, the Company signed a new lease agreement through January 2013. In addition to the monthly rent payments made to the lessor, the Company will issue 288,000 shares of common stock in each of the first three years in lieu of paying real estate taxes and other rental expenses. As of June 30, 2004, 576,000 shares have been issued to the lessor and were valued at $.50 per share.

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

Item 12. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has been able to receive loans to the Company for short-term working capital, move-in costs and equipment acquisitions, these loans have all been personally guaranteed by the President. Accordingly, the Company has accrued an additional $60,000 in expenses for such loan guarantees.

Item 13. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        None

Item 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company paid its auditor, Virchow, Krause & Company, LLP, audit and related fees of $41,950 in the past year.

(a) Attached are the Financial Statements and Independent Auditor’s Report on Examination of Financial Statements for the years ended June 30, 2004, and June 30, 2003.

(b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

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

Dated    October 14, 2004

KOLORFUSION INTERNATIONAL, INC.
by	/s/ Stephen Nagel

Stephen Nagel, President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Board of Directors, and Audit Committee
Kolorfusion International, Inc.

We have audited the accompanying balance sheets of Kolorfusion International, Inc. as of June 30, 2004 and 2003 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International Inc. as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets as of June 30, 2004. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Virchow Krause & Company

Minneapolis, Minnesota
September 9, 2004

KOLORFUSION INTERNATIONAL, INC.

BALANCE SHEETS
June 30, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,940	$73,772
Trade accounts receivable, net of allowance for
doubtful accounts of $10,000 and $0 as of
June 30, 2004 and 2003, respectively	331,065	123,280
Inventories	393,015	262,803

Total current assets	863,020	459,855

OTHER ASSETS:
Patents, less accumulated amortization
2004 $2,707,868; 2003 $2,461,699	984,662	1,230,831
Other	103,270	101,270

	1,087,932	1,332,101
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	142,357	149,888

	$2,093,309	$1,941,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$383,339	$227,241
Deferred revenue	259,694	214,261
Current portion of long-term debt	794,383	589,148
Accrued expenses	52,381	31,267
Accrued expenses due stockholders	575,740	371,000

Total current liabilities	2,065,537	1,432,917

LONG-TERM DEBT, net of current portion	476,785	502,637
DEFERRED REVENUE	380,282	507,041

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 2004 23,799,544; 2003 23,226,144
shares issued and outstanding	23,800	23,226
Additional paid-in capital	10,059,481	9,773,355
Accumulated deficit	(10,912,576)	(10,297,332)

	(829,295)	(500,751)

	$2,093,309	$1,941,844

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS
Years Ended June 30, 2004 and 2003

	2004	2003
Revenues:
Sales	$2,294,725	$1,534,173
License and royalty revenue	225,672	214,298

	2,520,397	1,748,471
Expenses:
Cost of sales	1,423,267	1,071,114
Selling, general and administrative expenses	1,746,355	1,558,001

Operating loss	(649,225)	(880,644)
Other income (expense):
Other income	87,841	128,357
Settlement of payable owed to individual	0	1,191,176
Interest expense	(53,860)	(36,011)

	33,981	1,283,522

Net income (loss)	$(615,244)	$402,878

EARNINGS (LOSS) PER COMMON SHARE BASIC AND DILUTED:	$(.03)	$.02
Weighted average shares used in computing basic and
diluted earnings (loss) per common share	23,449,944	22,042,550

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2004 and 2003

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2002	21,918,144	$21,918	$9,220,663	$(10,700,210)	$(1,457,629)
Common shares issued for rent	288,000	288	143,712		144,000
Common shares issued for settlement
of payable owed to individual	1,000,000	1,000	399,000		400,000
Common shares issued for cash	20,000	20	9,980		10,000
Net income	—	—	—	402,878	402,878

Balance at June 30, 2003	23,226,144	23,226	9,773,355	(10,297,332)	(500,751)
Common shares issued for rent	288,000	288	143,712		144,000
Common shares issued for inventory	40,000	40	19,960		20,000
Common shares issued for cash	245,400	246	122,454		122,700
Net loss				(615,244)	(615,244)

Balance at June 30, 2004	23,799,544	$23,800	$10,059,481	$(10,912,576)	$(829,295)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS
Years Ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(615,244)	$402,878
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Other income – settlement of payable owed to individual		(1,191,176)
Depreciation and amortization	272,544	295,132
Common stock issued for inventory	20,000
Common stock issued for rent	144,000	144,000
Loss on disposal of leasehold improvements and equipment	1,891	—
(Increase) decrease in trade accounts receivable	(207,785)	88,993
Increase in inventories	(130,212)	(85,708)
Increase in other assets	(2,000)	(100,000)
Increase (decrease) in accounts payable	156,098	(180,164)
Increase (decrease) in deferred revenue	(81,326)	721,302
Increase (decrease) in accrued expenses	21,114	(1,787)
Increase in accrued expenses due stockholders	204,740	110,000

Net cash provided by (used in) operating activities	(216,180)	203,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(20,735)	(35,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	300,000	40,000
Payments on long-term debt	(120,617)	(154,009)
Net proceeds from issuance of common shares	122,700	10,000

Net cash provided by (used in) financing activities	302,083	(104,009)

Increase in cash and cash equivalents	65,168	63,869
Cash and cash equivalents:
Beginning	73,772	9,903

Ending	$138,940	$73,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$53,860	$45,187

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Finance of leasehold improvements and equipment additions
through long-term debt	$0	$100,556

Common stock issued in exchange for settlement of payable
owed to individual	$0	$400,000

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2004 and 2003

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

INVENTORIES:

Inventories consist primarily of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company recorded a $30,000 inventory obsolescence reserve at both June 30, 2004 and June 30, 2003.

PATENTS:

The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,169 for each of the years ended June 30, 2004 and 2003. Patent amortization expense will be approximately $246,169 for each of the next four years.

LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	10
Production equipment	3-10
Office furniture and equipment	3-10

Depreciation expense in the year ended June 30, 2003 was $48,962 and $26,375 in the year ended June 30, 2004.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

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

REVENUE RECOGNITION:

The Company records sales when products are shipped, collectibility is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission (SEC) and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. In addition, the Company has various contracts that are amortized into revenues over the contract period pursuant to SAB 104.

Deferred revenue represents payments received or amounts billed in advance of services to be performed.

ADVERTISING:

The Company expenses advertising costs as incurred. Advertising costs were approximately $10,000 and $60,000 for the years ended June 30, 2004 and 2003, respectively.

EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended June 30, 2004 and 2003, there were no common stock equivalents that would be considered dilutive (based on the treasury stock method). The number of anti-dilutive shares at June 30, 2004 and 2003 was 2,530,000, and 2,700,000, respectively.

CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable were reduced by an allowance for uncollectible Accounts of $10,000 at June 30, 2004. There was no allowance recorded at June 30, 2003. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per common share for the years ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	2004	2003
Net income (loss) – as reported	$(615,244)	$402,878
Net income (loss) – pro forma	$(631,244)	$308,878
Earnings (loss) per share – basic – as reported	$(0.03)	$0.02
Earnings (loss) per share – basic – pro forma	$(0.03)	$0.01
Stock based compensation – as reported	$—	$—
Stock based compensation – pro forma	$16,000	$94,000

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

	2004	2003
Dividend yield	0%	0%
Volatility	210%	210%
Risk-free interest rate	5.5%	5.5%
Expected lives	5-10 years	5-10 years

The weighted average fair value of options granted during the years ended June 30, 2004 and 2003 were $.00 and $.00, respectively, as no options were issued in either year.

OTHER ASSETS:

The Company has other assets consisting primarily of a prepayment of rent on a lease agreement signed in February 2003. The majority of the prepayment at June 30, 2004 and 2003 was in the form of 288,000 shares of common stock issued, as described in Note 6.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

Note 1.	Nature of Business and Significant Accounting Policies (Continued):

ESTIMATES AND ASSUMPTIONS:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and leasehold improvements and equipment and the restructured debt. Actual results could differ from these estimates.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

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
Years Ended June 30, 2004 and 2003

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

COMPANY’S CONTINUED EXISTENCE:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $10,912,576. At June 30, 2004 the Company’s current liabilities exceeded current assets by $1,202,517. Subsequent to year-end, the Company has been able to achieve positive cashflow. This trend cannot be assured as continuing, however management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can maintain positive cash-flow. Management is also seeking a total line of credit of $1,000,000 to support its plans for future growth and working capital needs.

Note 2.	Leasehold Improvements and Equipment:

	2004	2003
Office equipment and furniture	$81,337	$84,871
Leasehold improvements	66,389	88,832
Production equipment	352,377	333,788

	500,103	507,491
Less accumulated depreciation and amortization	357,746	357,603

	$142,357	$149,888

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

Note 3.	Long-Term Debt/Settlement of Payable Owed to Individual:

	2004	2003
Note payable, bank payable on demand but no later
than December 19, 2004, including interest at
2.25%, collateralized by substantially all
assets and guaranteed by a Company stockholder
and collateralized by assets of a Company stockholder	$200,000	$200,000
Payable to individual, see description below	655,238	655,238
Note payable to stockholder, payable in monthly
principal and interest installments of $1,922
including interest at 10%, through February 2008,
collateralized by substantially all assets
and guaranteed by a Company stockholder	68,868	84,101
Line of Credit to Stockholder – $100,000 expires
January 2005. Interest is payable monthly at 15%,
collateralized by certain accounts receivable
and guaranteed by Company stockholder	100,000	—
Note payable to related party, payable in monthly installments dependent on previous month’s accounts receivable
collections plus interest at 12%, final maturity is
January 2005, unsecured	40,000	—
Note payable to stockholder, interest is payable monthly
at 24%, expires November 2004, collateralized by certain
accounts receivable and guaranteed by a Company
stockholder	150,000	—
Note payable to stockholder, payable in monthly principal
and interest installments of $965 including
interest at 15%, through March 2008, collateralized
by substantially all assets and guaranteed by a
Company stockholder	32,502	38,690
Note payable to stockholder, payable in monthly principal
and interest installments of $19,513 including interest
at 10%, through December 2004, unsecured	24,560	113,756

Totals	1,271,168	1,091,785
Less: Current portion	(794,383)	(589,148)

Long-term debt portion	$476,785	502,637

Interest expense incurred to stockholder and related party of the Company totaled approximately $20,000 for the year ended June 30, 2004.

Future maturities of long-term debt for years ending after June 30, 2004 are as follows:

Total
Year Ending June 30:
2005	$794,383
2006	112,448
2007	124,690
2008	124,252
2009	115,395

$1,271,168

The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement.

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
Years Ended June 30, 2004 and 2003

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

This agreement continues to be in the process of being enforced by the Company. It represents a significant estimate made by management.

Note 4.	Stockholders’ Deficit:

Preferred stock:

The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2004 and 2003, no shares of preferred stock have been issued or are outstanding.

Stock incentive plan:

The Company adopted a Stock Incentive Plan on April 7, 1997 which authorizes 1,000,000 shares for issuance of stock options and stock appreciation rights and expires 10 years from the effective date of the plan. In addition, the Company has granted certain stock options outside of the plan.

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

Note 4.	Stockholders’ Deficit (Continued):

Information relating to stock options is as follows:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Under option, beginning of year	2,650,000	$ .72	2,800,000	$ .72
Granted	—		—
Expired	(120,000)	$ .90	(150,000)	$1.20

Under option, end of year	2,530,000	$ .69	2,650,000	$ .72

Exercisable at end of year	2,530,000	$ .69	2,430,000	$ .60

The following table summarizes information about stock options outstanding as of June 30, 2004:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.38 – .50	1,155,000	5.73	$ .44	1,155,000	$ .44
$.75 – 1.00	1,375,000	7.10	$ .89	1,375,000	$ .89
$.38 – 1.00	2,530,000	6.47	$ .69	2,530,000	$ .69

The weighted average contractual life of options outstanding is 6.47 years and 7.36 years at June 30, 2004 and 2003, respectively.

Note 5.	Related Party Transactions:

The Company incurred consulting fees of approximately $250,000 and $140,000 to two members of the Board of Directors who are also stockholders of the Company for the years ended June 30, 2004 and 2003, respectively. The Company owes these two individuals $575,740 and $371,000 as of June 30, 2004 and 2003, respectively.

In addition, the Company incurred $60,000 in guarantee expense during fiscal 2004 to a Member of the Board of Directors in exchange for guaranteeing and collateralizing the Company’s debt.

Note 6.	Commitments and Contingencies:

In February 2003, the Company signed a new lease agreement through January 2013. This lease agreement calls for the following monthly payments: years 1-3, $16,000; years 4-5, $18,667; years 6-7, $20,000; years 8-10, $21,353. In addition, the Company issued the lessor 288,000 shares of common stock in each of the first two years in lieu of paying real estate taxes and other rental expenses. The shares of common stock issued in the first and second years were valued at $.50 per share at the time the agreement was signed. The Company is also committed to issuing the Lessor 288,000 shares of common stock in 2005.

Combined rental expense on the above operating leases was approximately $336,000 and $241,000 for the years ended June 30, 2004 and 2003, respectively.

The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $16,000 and $19,000 for the years ended June 30, 2004 and 2003, respectively.

Minimum lease payments at June 30, 2004 are as follows:

	Facility	Equipment	Total
Year Ending June 30:
2005	$192,000	$10,632	$202,632
2006	205,333	10,632	215,965
2007	224,000	10,632	234,632
2008	230,667	10,632	241,299
2009	240,000	5,316	245,316
Thereafter	908,720	—	908,720

	$2,000,720	$47,844	$2,048,564

KOLORFUSION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2004 and 2003

Note 6.	Commitments and Contingencies (Continued):

In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $507,043 and $633,802 is included in deferred revenue at June 30, 2004 and 2003, from this third party that is being recognized into revenue ratably over the maximum term of exclusivity ending June 2008. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.

In addition, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $132,933 and $87,500 as of June 30, 2004 and 2003, respectively.

Note 7.	Income Taxes:

The Company has available net operating loss carryforwards of approximately $6,500,000 at June 30, 2004 which will expire at various times from 2013 to 2023.

The following is a summary of deferred taxes:

	June 30
	2004	2003
Deferred tax assets:
Operating loss carryforwards	$2,600,000	$2,500,000
Depreciation and amortization	500,000	400,000

	3,100,000	2,900,000
Valuation allowance	(3,100,000)	(2,900,000)

	—	—

A reconciliation of the Company’s statutory tax rate to the effective date is as follows:

	2004	2003
Federal statutory rate	(35)%	35%
State taxes	(5)%	5%
Other	1%	(1)%
Valuation allowance	39%	(39)%

	0%	0%

Federal tax rules impose limitations on the utilization of net loss carryforwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.

Note 8.	Other Income:

In 2001, the Company reached a settlement agreement with a former employee of the Company. Under the settlement, shares of stock were to be transferred to the Company from the former employee. In 2004, the shares were transferred to a consultant in exchange for cash and an immaterial amount of services. The cash consideration of $75,000 was recognized into other income during the year ended June 30, 2004.

Note 9.	Major Customers:

The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the approximate amounts of:

	2004		2003
	Sales	Receivables	Sales	Receivables
Customer A			$334,000
Customer C	$479,000		$465,000	$38,000
Customer D	$1,077,000	$207,000	$312,000	$38,000