Form 10KSB/A
period 2003-06-30
KOLORFUSION INTERNATIONAL INC
filed 2004-11-03
CIK 1059397

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Amendment No. 3)

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

Purpose of Amendment No. 3

Pursuant to the request of the Securities and Exchange Commission, this filing is made to provide additional disclosure in the Exhibit Index and to the License Agreement regarding a request for confidential treatment.

The amendment does not reflect the effect of any events sbsequent to the original filing of the Form 10-KSB for year ended June 30, 2003.

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

(d) Exhibits.

Exhibit 10 License Agreement with Polaris Industtries, Inc.

Exhibit 31 Certification of Stephen Nagel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a and 15d-14 of the Exchange Act)

Exhibit 32 Certification of Stephen Nagel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. sec. 1350)

(Note:   Portions of the License Agreement have been omitted pursuant to a request for confidential treatment. A complete copy of the License Agreement, including redacted portions thereof, has been filed with the Securities and Exchange Commission.)

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

Dated   November 3, 2004

KOLORFUSION INTERNATIONAL, INC.
by	/s/ Stephen Nagel

Stephen Nagel, President, Chief Executive Officer

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