Form 10QSB
period 2004-09-30
KOLORFUSION INTERNATIONAL INC
filed 2004-11-22
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended          September 30, 2004
                               ------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number:    0-28351
                        ---------------

                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               COLORADO                                 84-1317836
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

                  7347 S. Revere Parkway, Centennial, CO 80112
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (303) 690-2910
              -----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.

Yes __X__  No _____


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __X__  No _____


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                   Outstanding as of November 17, 2004

$0.001 par value                        23,799,544


Transitional Small Business Disclosure Format (check one)

Yes _____ No __X__

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets
              September 30, 2004 (Unaudited) and
              June 30, 2004                                                    1

            Statements of Operations
              Three months ended September 30, 2004 and 2003 (Unaudited)       2

            Condensed Statements of Cash Flows
              Three months ended September 30, 2004 and 2003 (Unaudited)       3

            Selected Notes to Condensed Financial Statements (Unaudited)     4-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6-9

  Item 3. Controls and Procedures                                              9

          OTHER INFORMATION

PART II   Item 1. Legal Proceedings
          Item 2. Changes in Securities and Use of Proceeds
          Item 3. Defaults Upon Senior Securities
          Item 4. Submission of Matters to a Vote of Security Holders
          Item 5. Other Information
          Item 6. Exhibits and Reports on Form 8-K

          SIGNATURES                                                          11

                         Part I. FINANCIAL INFORMATION
                                 ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                         KOLORFUSION INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,     JUNE 30,
                                                                               2004            2004
                                 ASSETS                                    -------------     ---------
                                                                            (UNAUDITED)      (AUDITED)
     CURRENT ASSETS:
         Cash and cash equivalents                                         $     34,131    $    138,940
         Trade accounts receivable, net of allowance for doubtful
           accounts of $10,000 Sept 30, 2004 and June 30, 2004                  262,889         331,065
         Inventories                                                            263,543         393,015
                                                                           ------------    ------------
                  Total current assets                                          560,563         863,020
                                                                           ------------    ------------
     OTHER ASSETS:
         Patents, less accumulated amortization
           September $2,523,241; June $2,461,699                                923,120         984,662
         Other                                                                   83,270         103,270
                                                                           ------------    ------------
                                                                              1,006,390       1,087,932
     LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                  139,950         142,357
                                                                           ------------    ------------
                                                                           $  1,706,903    $  2,093,309
                                                                           ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES:
         Accounts payable                                                  $    363,401    $    383,339
         Deferred revenue                                                       199,261         259,694
         Current portion of long-term debt                                      639,980         794,383
         Accrued expenses                                                        58,563          52,381
         Accrued expenses due stockholders                                      591,740         575,740
                                                                           ------------    ------------
                  Total current liabilities                                   1,852,945       2,065,537
                                                                           ------------    ------------
     LONG-TERM DEBT, net of current portion                                     457,883         476,785
     DEFERRED REVENUE                                                           363,175         380,282

     STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
         Common stock, $.001 par value, 100,000,000 shares authorized,
           September 23,799,544; June 23,799,544 shares issued and
           outstanding                                                           23,800          23,800
         Additional paid-in capital                                          10,059,481      10,059,481
         Accumulated deficit                                                (11,050,381)    (10,912,576)
                                                                           ------------    ------------
                                                                               (967,100)       (829,295)
                                                                           ------------    ------------
                                                                           $  1,706,903    $  2,093,309
                                                                           ============    ============

                  See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                             2004             2003
                                                          ------------    ------------
Revenues                                                  $    897,116    $    608,858

Expenses:
    Cost of sales                                              587,337         307,346
    Selling, general and administrative expenses               435,505         406,766
                                                          ------------    ------------

             Operating loss                                   (125,726)       (105,254)

Other income                                                     2,480            0.00
Interest Expense                                               (14,559)         (5,899)
                                                          ------------    ------------
             Loss before income taxes                         (137,805)       (111,153)

Income taxes                                                        --              --
                                                          ------------    ------------
             Net loss                                     $   (137,805)   $   (111,153)
                                                          ============    ============

Net (loss) per common share - basic and diluted           $       (.01)   $       (.00)
                                                          ============    ============

Weighted average outstanding shares - basic and diluted     23,799,544      23,233,144
                                                          ============    ============


                   See Notes to Condensed Financial Statements

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                2004          2003
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                  $(137,805)   $(111,153)
    Adjustments to reconcile net  loss to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                              69,778       72,543
      Decrease (increase) in trade accounts receivable           68,176      (25,454)
    Decrease in inventories                                     129,472       16,701
      Decrease in other assets                                   20,000       36,000
      Increase (decrease) in accounts payable                   (19,938)      53,225
      Decrease in deferred revenue                              (77,540)     (69,190)
      Increase in accrued expenses                                6,182           --
      Increase in accrued expenses due stockholders              16,000       18,375
                                                              ---------    ---------

        Net cash provided by (used in) operating activities      74,325       (8,953)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of leasehold improvements and equipment            (5,829)          --
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                 (173,305)     (25,127)
    Net proceeds from issuance of common shares                       0        7,000
                                                              ---------    ---------

        Net cash (used in) financing activities                (173,305)     (18,127)
                                                              ---------    ---------

        Decrease in cash and cash equivalents                  (104,809)     (27,080)

Cash and cash equivalents:
    Beginning                                                   138,940       73,772
                                                              ---------    ---------

    Ending                                                    $  34,131    $  46,692
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                $  14,559    $   5,899
                                                              =========    =========


                See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of September 30, 2004, the statements of operations for the three-month periods ended September 30, 2004 and 2003, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

         The Company has adopted the disclosure-only provisions of SFAS No. 123. During the quarters ended September 30, 2004 and 2003 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3.  Patents:

         The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,542 for each of the quarters ended September 30, 2004 and 2003. Patent amortization expense will be approximately $246,170 for each of the next three years and $184,610 the fourth year.

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

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         As of September 30, 2004, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management

Note 5.  Stockholders' Deficit:

         During the three months ended September 30, 2004, stockholders' deficit changed for net loss of $137,805.

Note 6.  Company's Continued Existence

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses. During the quarter ended September 30, 2004, the Company was able to achieve positive operating cash flow. In addition, the Company may arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year and intends to increase cash flows from operations. The Company plans on expanding its business with new accounts in many categories, including outdoor product manufacturers, household and building products. Management believes that existing customers will continue to expand the use of the Company's process. There can be no assurances the Company will be able to obtain capital on acceptable terms.

         In order to ensure that the Company has sufficient cash flow to meet the funding requirements for the next twelve months, the Company plans to obtain additional outside financing or lines of credit. The Company is seeking an additional line of credit of $1,000,000 to support its plans for future growth and working capital needs.


Note 7:  Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carry-forwards and deferred tax liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

         The Company has available net operating loss carry-forwards of approximately $6,600,000 of which no benefit has been recorded, as of September 30, 2004, which will expire at various times from 2013 to 2023.

Note 8:  Deferred Revenue

         The Company records sales when products are shipped, collection is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue. Deferred revenue at September 30, 2004 and June 30, 2004 was $562,436 and $639,976, of which the majority relates to the license and royalty agreement signed with a third party in August 2002.

Note 9:  Major Customer

         As of September 30, 2004, three unaffiliated customers accounted for approximately 57.4% of total accounts receivable. One of these customers accounted for approximately 11.1% of total revenue for the three months ended September 30, 2004, while a different customer accounted for approximately 36.4% of total revenues for the three months ended September 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Forward Looking Statements

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

General

         Kolorfusion International, Inc., a Colorado corporation (the "Company") currently trades on the Over-the-Counter Bulletin Board under the symbol "KOLR".


         The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. "Kolorfusion" is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product's surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris - all terrain vehicles, Garrity - flashlights, Daisy - air guns, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheelchairs, MasterLock - padlocks, and other customers. Other applications are anticipated by the management as the Company is currently working with other manufacturers in various markets.

Results of Operations

         For the Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003.

         The Company incurred net losses of approximately ($137,805) for the three-month period ended September 30, 2004 compared to a net loss of approximately ($111,153) for the three-month period ended September 30, 2003 (an increase of $26,652).

         During the three-month period ended September 30, 2004, the Company generated $897,116 in gross revenues compared to $608,858 in gross revenues during the three-month period ended September 30, 2003 (an increase of $288,258). License revenues were $81,973 and $51,690, respectively, for the three-month periods ended September 30, 2004 and 2003, which are included in the gross revenues as presented. The increase in gross revenues is due to the increase in new customers.

         During the three-month period ended September 30, 2004, the Company incurred $1,037,401 in expenses compared to $720,011 in expenses during the three-month period ended September 30, 2003 (an increase of $317,390). Expenses incurred consisted of: (i) $587,337 (2003: $307,346) in sales; (ii) $435,505
(2003: $406,766) in selling, general and administrative expenses; and (iii) $14,559 (2003: $5,899) in interest expense. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.

         As a result of the above, the Company's net loss for the three-month period ended September 30, 2004 was approximately ($140,285), which was offset by other income of $2,480, resulting in a recorded net loss of ($137,805) or ($0.01 per share.

Liquidity and Capital Resources

         Three-Month Period Ended September 30, 2004

         The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2004 was $11,050,381 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities. The Company is seeking an additional line of credit of $1,000,000 to support its plans for future growth and working capital needs.

         As of the three-month period ended September 30, 2004, the Company's current assets were $560,563 and its current liabilities were $1,852,945, which resulted in a working capital deficit of $1,292,382. As of the three-month period ended September 30, 2004, the Company's total assets were $1,706,903 consisting of: (i) $34,131 in cash; (ii) $262,889 in net trade accounts receivable; (iii) $263,543 in inventory; (iv) $923,120 in valuation of patents (less accumulated amortization); (v) $139,950 in net valuation of leasehold improvements and equipment; and (vi) $83,270 in other assets.

         As of the three-month period ended September 30, 2004, the Company's total liabilities were $2,674,003 consisting of: (i) $363,401 in accounts payable; (ii) $199,261 in current portion of deferred revenue; (iii) $1,097,863 in current and long-term debt; (iv) $58,563 in accrued expenses; (v) $591,740 in accrued expenses due stockholders; and (vi) $363,175 in long-term portion of deferred revenue.

         Stockholders' deficit increased from ($829,295) at June 30, 2004 to ($967,100) at June 30, 2004.

         During the three-month period ended September 30, 2004, net cash flows provided by operating activities was $74,325, consisting primarily of a net loss of ($137,805), which was adjusted by $69,778 to reconcile the non-cash expense of depreciation and amortization and a decrease in trade accounts receivable of $68,176 and deferred revenue of $77,540.

         During the three-month period ended September 30, 2004, net cash flows used in investing activities was ($5,829) for the purchases of leasehold improvements and equipment.

         During the three-month period ended September 30, 2004, net cash flows used in financing activities was ($173,305) for payment on long-term debt.

         The Company's future success and viability are dependent on the Company's ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operating and capital raising efforts, however, there can be no assurance that the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

         The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt. The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement. In the event that there is a restructuring of the agreement, it would not have a significant impact on the liquidity of the Company.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts continue to expand the use of the Company's process resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

Significant Accounting Policies

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 (of Form 10KSB for the year ended June 30, 2004) of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

         Inventory Valuation

         As noted in Note 1 (of Form 10KSB for the year ended June 30, 2004) of the Notes to the Financial Statements, inventories consist of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

         Revenue Recognition and Deferred Revenue

         As noted in Note 1 (of Form 10KSB for the year ended June 30, 2004) to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collection is probable and the fee is fixed or determined. The Company ensures that the transactions comply with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities & Exchange Commission (SEC) and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue.

         Estimate

         As noted in Note 4 to the financial statements, the debt restructuring represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate may occur in the near term.

         Patent Rights

         At noted in Note 1 (of Form 10KSB for the year ended June 30, 2004) to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Stephen Nagel, the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at September 30, 2004. Based on that evaluation, Mr. Nagel concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in Commission rules and forms. Such officer also confirmed that there was no change in the Company's internal control over financial reporting during the three-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not aware of any legal proceeding, which is pending or threatened to which the Company is a party or of which its property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a).

                  31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a).

                  32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934, Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed during the three months ended September 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOLORFUSION INTERNATIONAL, INC.


Date: November 22, 2004                By: /s/ Stephen Nagel
                                           -------------------------------------
                                           President and Chief Executive Officer

Date: November 22, 2004                By: /s/ Stephen Nagel
                                           -------------------------------------
                                           Chief Financial Officer