Form 10QSB
period 2004-12-31
KOLORFUSION INTERNATIONAL INC
filed 2005-02-18
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2004
                              --------------------------------------------------

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

Yes _X_  No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes___ No___

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Class                                        Outstanding as of February 18, 2005

$0.001 par value                             23,829,544

Transitional Small Business Disclosure Format (check one)

Yes___ No_X_

                         KOLORFUSION INTERNATIONAL, INC.

                                   I N D E X

                                                                                               Page
                                                                                               ----
PART I              FINANCIAL INFORMATION

    Item 1.             Financial Statements (Unaudited)

                           Condensed Balance Sheets
                             December 31, 2004 (Unaudited) and
                             June 30, 2004 (Audited)                                              1

                           Condensed Statements of Operations
                             Three and six months ended December 31, 2004 and
                             2003 (Unaudited)                                                     2

                           Condensed Statements of Cash Flows
                             Six months ended December 31, 2004 and 2003 (Unaudited)              3

                           Selected Notes to Condensed Financial Statements (Unaudited)         4-6

    Item 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                   6-9

    Item 3.             Controls and Procedures

PART II                    OTHER INFORMATION
                    Item 1. Legal Proceedings
                    Item 2. Changes in Securities and Use of Proceeds
                    Item 3. Defaults Upon Senior Securities
                    Item 4. Submission of Matters to a Vote of Security Holders
                    Item 5. Other Information
                    Item 6. Exhibits and Reports on Form 8-K

                    SIGNATURES                                                                10-11

                          Part I. FINANCIAL INFORMATION
                                  ---------------------
                          Item I. FINANCIAL STATEMENTS
                                  --------------------

                         KOLORFUSION INTERNATIONAL, INC.


                            CONDENSED BALANCE SHEETS

                                                                            DECEMBER 31,         JUNE 30,
                                                                               2004               2004
                                 ASSETS                                  -----------------  -----------------
                                                                            (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                            $          60,303  $         138,940
    Trade accounts receivable, net of allowance for doubtful accounts of $10,000
    December 31, 2004 and June 30, 2004                                            135,745            331,065
    Inventories                                                                    254,827            393,015
                                                                         -----------------  -----------------

             Total current assets                                                  450,875            863,020
                                                                         -----------------  -----------------
OTHER ASSETS:
    Patents, less accumulated amortization
        December $2,830,952; June $2,707,868                                       861,578            984,662
    Other                                                                           47,270            103,270
                                                                         -----------------  -----------------
                                                                                   908,848          1,087,932

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                          131,718            142,357
                                                                         -----------------  -----------------
                                                                         $       1,491,441  $       2,093,309
                                                                         =================  =================
                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                     $         315,921  $         383,339
    Deferred revenue                                                               215,094            259,694
    Current portion of long-term debt                                              638,613            794,383
    Accrued expenses                                                                19,581             52,381
    Accrued expenses due stockholders                                              622,240            575,740
                                                                         -----------------  -----------------
             Total current liabilities                                           1,811,449          2,065,537
                                                                         -----------------  -----------------
LONG-TERM DEBT, net of current portion                                             454,298            476,785
DEFERRED REVENUE                                                                   327,735            380,282

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        December 23,829,544; June 23,799,544 shares issued and
        outstanding                                                                 23,830             23,800
    Additional paid-in capital                                                  10,074,451         10,059,481
    Accumulated deficit                                                        (11,200,322)       (10,912,576)
                                                                         -----------------  -----------------


                                                                                (1,102,041)          (829,295)
                                                                         -----------------  -----------------
                                                                         $       1,491,441  $       2,093,309
                                                                         =================  =================


           See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    DECEMBER 31,                        DECEMBER 31,
                                             2004              2003                2004               2003
                                             ----              ----                ----               ----
Revenues                                    $423,921          $581,248           1,321,037         $1,190,106

Expenses:

    Cost of sales                            238,346           297,056             825,683            604,402
    Selling, general and
      administrative expenses                327,536           417,114             763,041            823,880
                                          ----------         ---------          ----------         ----------
             Operating loss                ($141,961)        ($132,922)          ($267,687)         ($238,176)

Other income (expense)                         2,126            58,097               4,606             52,198
Interest Expense                             (10,106)               --             (24,665)                --
                                          ----------         ---------          ----------         ----------
             Loss before income taxes      ($149,941)         ($74,825)          $(287,746)         ($185,978)
Income taxes                                      --                --                  --                 --
                                          ----------         ---------          ----------         ----------
             Net  loss                     ($149,941)         ($74,825)          $(287,746)         ($185,978)
                                          ==========         =========          ==========         ==========
 Net  (loss) per common share -
   basic and diluted                         $ (0.01)              $--             $ (0.01)           $ (0.01)
                                          ==========         =========          ==========         ==========
Weighted average outstanding shares
- basic and diluted                       23,809,544        23,294,144          23,804,544         23,262,477
                                          ==========        ==========          ==========         ==========

                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                               2004               2003
                                                                         -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $        (287,746) $        (185,978)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Common stock issued to employees for services                                15,000                 --

      Depreciation and amortization                                                139,552            141,445
      Loss on sale of Prop/Equip                                                                        1,891
      Decrease (increase) in trade accounts receivable                             195,320            (93,507)

      Decrease (increase) in inventories                                           138,188            (14,138)
      Decrease in other assets                                                      56,000             72,000
      Increase (decrease) in accounts payable                                      (67,418)            58,178
      Decrease in deferred revenue                                                 (97,147)          (100,880)

      Decrease in accrued expenses                                                 (32,800)            (8,353)
      Increase in accrued expenses due stockholders                                 46,500             32,115
                                                                         -----------------  -----------------
        Net cash provided by (used in) operating activities                        105,449            (97,227)
                                                                         -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of leasehold improvements and equipment                              (5,829)                 --
                                                                         -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                   (178,257)            (56,275)
    Net proceeds from issuance of common shares                                        --              81,000
                                                                         -----------------  -----------------
        Net cash used in financing activities                                    (178,257)            (24,725)
                                                                         -----------------  -----------------

        Decrease in cash and cash equivalents                                     (78,637)            (72,502)

Cash and cash equivalents:
    Beginning                                                                     138,940              73,772
                                                                         -----------------  -----------------


    Ending                                                               $         60,303   $           1,270
                                                                         =================  =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:




                   Cash payments for interest                           $          24,665   $          20,924
                                                                         =================  =================


                See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Condensed Financial Statements:

      The condensed balance sheet as of December 31, 2004, the statements of operations for the three and six month periods ended December 31, 2004 and 2003, and the condensed statements of cash flows for the six-month periods then ended have been prepared by the Company, without audit. Operating results for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2004 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123. All stock options were vested as of June 30, 2004 and no additional stock options have been issued during fiscal 2005. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

      In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R on the Company has not been determined at this time.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3. Patents:

      The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended December 31, 2004 and 2003 and $123,086 for each of the six months ended December 31, 2004 and 2003. Patent amortization expense will be approximately $246,170 for each of the next three years and $123,068 the fourth year.

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

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      As of December 31, 2004, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management.

Note 5. Stockholders' Deficit:

      During the six months ended December 31, 2004, stockholders' deficit changed for net loss of $287,746. In addition, the Company issued 30,000 shares that were valued at $15,000 to employees.

Note 6. Company's Continued Existence

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses and has a working capital deficit of over $1.3 million at December 31, 2004. The Company may arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year and intends to increase cash flows from operations. The Company plans on expanding its business with new accounts in many categories, including outdoor product manufacturers, household and building products. Management believes that existing customers will continue to expand their use of the Company's process. There can be no assurances the Company will be able to obtain capital on acceptable terms.

      In order to ensure that the Company has sufficient cash flow to meet its requirements for the next twelve months, the Company plans to obtain additional outside financing or lines of credit. The Company is currently seeking to finalize an equity placement of $500,000 and an additional equity placement of $1,000,000-2,000,000 during the next 12 months to support its plans for future growth and working capital needs.

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

     The Company has available net operating loss carry-forwards of approximately $6,700,000 of which no benefit has been recorded as of December 31, 2004. The net operating loss carry-forwards expire at various times from 2013 to 2023.

Note 8: Deferred Revenue

     The Company records sales when products are shipped, collection is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue. Deferred revenue at December 31, 2004 and June 30, 2004 was $542,829 and $639,976,
     of which the majority relates to the license and royalty agreement signed with a third party in August 2002.

Note 9: Major Customers

     For the three months ended December 31, 2004, two unaffiliated customers accounted for approximately 41.2% of total revenues. For the six months ended December 31, 2004 four unaffiliated customers accounted for 93.9% of total revenues.


ITEM 2. MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

       Kolorfusion International, Inc., a Colorado corporation (the "Company") currently trades on the Over-the-Counter Bulletin Board under the symbol "KOLR."

       The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. "Kolorfusion" is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product's surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris - all terrain vehicles, Garrity - flashlights, Daisy - air guns, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheelchairs, MasterLock - padlocks, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company's process for adding value to the resins manufactured and sold by Dupont to its OEM's customers. Other applications are anticipated by the management as the Company is currently working with other manufacturers in various markets.

Results of Operations

     REVENUE: During the three-month period ended December 31, 2004, the Company generated $423,921 in gross revenues compared to $581,248 in gross revenues during the three-month period ended December 31, 2003 (an decrease of $157,327). Revenues for the six months ended December 31, 2004 were $1,321,037 as compared to the six months ended December 31, 2003 of $1,190,106 (an increase of $130,931). The increase in gross revenues is due to the increase in new customers.

     COST OF SALES: Cost of sales totaled $238,346 and $825,683, or 56% and 63% of total revenue for the three and six months ended December 31, 2004, compared to $297,056 and $604,402, or 51% and 51% of total revenue for the same periods in fiscal 2004. The mix of sales and the related gross margins affect the overall margin, since some revenues like license fees have no direct cost of sales. Management of the Company anticipates that the profit margin will increase as the Company increases its customer base and lowers the cost of processing and materials.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses totaled $327,536 and $763,041 for the three and six months ended December 31, 2004, compared to $417,114 and $823,880 for the same periods in fiscal 2004. The 21% and 7% net reduction in expenses for the quarterly and year-to-date periods in 2005 was the result of a reduction The Company's decrease in SG&A for the comparable period is a result of the Company not participating in trade shows during the six months ended December 31, 2004.

      As a result of the above, the Company's net loss for the three and six-month period ended December 31, 2004 was approximately $149,941 or $0.01 per share and ($287,746) or $0.01 per share, respectively. The Company provided $105,449 in positive operating cash flow for the six months ended December 31, 2004, as compared to a negative operating cash flow of $97,227 during the six months ended December 31, 2003.

Liquidity and Capital Resources

           The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2004 was $11,200,322 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company is seeking to finalize an equity placement of $500,000 and an additional equity of placement of $1,000,000-2,000,000 during the next twelve months to support its plans for future growth and working capital needs.

     At December 31, 2004, the Company's current assets were $450,875 and its current liabilities were $1,811,449, which resulted in a working capital deficit of $1,360,574. At December 31, 2004, the Company's total assets were $1,491,441 consisting of: (i) $60,303 in cash; (ii) $135,745 in net trade accounts receivable; (iii) $254,827 in inventory; (iv) $861,578 patents (less accumulated amortization); (v) $131,718 in leasehold improvements and equipment; and (vi) $47,270 in other assets.

    At December 31, 2004, the Company's total liabilities were $2,593,482 consisting of: (i) $315,921 in accounts payable; (ii) $542,829 in current and long-term deferred revenue; (iii) $1,092,911 in current and long-term debt; (iv) $19,581 in accrued expenses; (v) $622,240 in accrued expenses due stockholders.

     During the six-month period ended December 31, 2004, net cash flows provided by operating activities was $105,449, consisting primarily of a net loss of ($287,746), which was adjusted by $139,552 to reconcile the non-cash expense of depreciation and amortization and a decreases in trade accounts receivable of $195,320, inventory of $138,188 and deferred revenue of $97,147.

     During the six-month period ended December 31, 2004, net cash flows used in investing activities was $5,829 for the purchases of leasehold improvements and equipment.

     During the six-month period ended December 31, 2004, net cash flows used in financing activities was $178,257 for payment on long-term debt.

      The Company's future success and viability are dependent on the Company's ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operating and capital raising efforts; however, there can be no assurance that the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its stockholders.

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

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing customers continue to expand the use of the Company's process resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. Debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on net revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

Significant Accounting Policies

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 (of Form 10KSB for the year ended June 30, 2004) of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

ITEM 3. CONTROLS AND PROCEDURES


      An evaluation was conducted under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at December 31, 2004. Based on that evaluation, Mr. Nagel concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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


      (a)       Exhibits:
                ---------

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


      (b) One Form 8-K was filed during the three months ended December 31, 2004, advising of the change of accounting firms.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOLORFUSION INTERNATIONAL, INC.


Date: Feb 18, 2005                     By: /s/ Stephen Nagel
                                          --------------------------------------
                                          President and Chief Financial Officer