Form 10QSB
period 2005-03-31
KOLORFUSION INTERNATIONAL INC
filed 2005-05-16
CIK 1059397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2005
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:         0-28351
                        ---------------


                         KOLORFUSION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               COLORADO                                 84-1317836
  --------------------------------         ------------------------------------
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

Yes___ No___

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                             Outstanding as of May 13, 2005

$0.001 par value                                  24,117,544

Transitional Small Business Disclosure Format (check one)

Yes___ No_X_

                         KOLORFUSION INTERNATIONAL, INC.

                                    I N D E X

                                                                                                                             Page
PART I              FINANCIAL INFORMATION
    Item 1.             Financial Statements (Unaudited)

                           Condensed Balance Sheets
                             March 31, 2005 (Unaudited) and
                             June 30, 2004 (Audited)                                                                            1

                           Condensed Statements of Operations
                             Three and nine months ended March 31, 2005 and 2004 (Unaudited)                                    2

                           Condensed Statements of Cash Flows
                             Nine months ended March 31, 2005 and 2004 (Unaudited)                                              3

                           Selected Notes to Condensed Financial Statements (Unaudited)                                       4-6

    Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations                 6-9
    Item 3.             Controls and Procedures

                       OTHER INFORMATION
PART II             Item 1. Legal Proceedings
                    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                     10-11
                    Item 3. Defaults Upon Senior Securities
                    Item 4. Submission of Matters to a Vote of Security Holders
                    Item 5. Other Information
                    Item 6. Exhibits and Reports on Form 8-K

                    SIGNATURES


                          Part I. FINANCIAL INFORMATION
                          Item I. FINANCIAL STATEMENTS

                         KOLORFUSION INTERNATIONAL, INC.


                                 BALANCE SHEETS

                                                                              MARCH 31,          JUNE 30,
                                                                                2005               2004
                                 ASSETS                                   ----------------- -------------------
                                                                             (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                             $         102,358 $          138,940
    Trade accounts receivable, net of allowance for doubtful accounts of
$10,000
    March 31, 2005 and June 30, 2004                                                163,417            331,065
    Inventories, net                                                                234,476            393,015
    Prepaid rent                                                                    136,000             84,000
                                                                          ----------------- -------------------

             Total current assets                                                   636,251            947,020
                                                                          ----------------- -------------------
OTHER ASSETS:
    Patents, less accumulated amortization
        December $2,892,494; June $2,707,868                                        800,036            984,662
    Other                                                                            93,000             19,270
                                                                          ----------------- -------------------
                                                                                    893,036          1,003,932

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                           124,261            142,357
                                                                          ----------------- -------------------
                                                                          $       1,653,548 $        2,093,309
                                                                          ================= ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                      $         256,308 $          383,339
    Deferred revenue                                                                476,344            259,694
    Current portion of long-term debt                                               690,810            794,383
    Accrued expenses                                                                 22,544             52,381
    Accrued expenses due stockholders                                               652,240            575,740
                                                                          ----------------- -------------------

             Total current liabilities                                            2,098,246          2,065,537
                                                                          ----------------- -------------------
LONG-TERM DEBT, net of current portion                                              447,478            476,785
DEFERRED REVENUE, net of current portion                                            290,212            380,282

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized,
        March 24,117,544; June 23,799,544 shares issued and outstanding              24,118             23,800
    Additional paid-in capital                                                   10,218,163         10,059,481
    Accumulated deficit                                                         (11,424,669)       (10,912,576)
                                                                          ----------------- -------------------


                                                                                 (1,182,388)          (829,295)
                                                                          ----------------- -------------------
                                                                          $       1,653,548 $        2,093,309
                                                                          ================= ===================



           See Notes to Condensed Financial Statements.

                         KOLORFUSION INTERNATIONAL, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        MARCH 31                       MARCH 31
                                                  2005            2004           2005             2004
                                             ------------    ------------    ------------    ------------
     Revenues                                $    283,076    $    640,224    $  1,604,113    $  1,830,330

     Expenses:

         Cost of sales                            145,516         331,078         971,199         935,480
         Selling, general and
     administrative expenses                      350,496         395,701       1,113,537       1,219,581
                                             ------------    ------------    ------------    ------------
                  Operating loss             ($   212,936)   ($    86,555)   ($   480,623)   ($   324,731)

     Other income (expense)
                                                    3,155          (5,723)          7,761          67,399
     Interest Expense                             (14,566)        (10,949)        (39,231)        (31,873)

                  Loss before income taxes   ($   224,347)   ($   103,227)   ($   512,093)   ($   289,205)

     Income taxes                                      --              --              --              --

                  Net  loss                  ($   224,347)   ($   103,227)   ($   512,093)   ($   289,205)
      Net  (loss) per common share -
     basic and diluted                              (0.01)             --           (0.02)          (0.01)
     Weighted average outstanding shares
     - basic and diluted                       23,925,544      23,593,844      23,844,877      23,394,933




                         KOLORFUSION INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                       2005         2004
                                                                    ---------    ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:

         Net  loss                                                  $(512,093)   $(289,205)
         Adjustments to reconcile net  loss to net
           cash provided by (used in) operating activities:

            Common stock issued to employees for services              15,000           --
            Common stock issued for rent                              144,000      144,000

           Depreciation and amortization                              209,329      207,835
           Loss on disposal of equipment                                   --        1,891
           Decrease (increase) in trade accounts receivable           167,648     (219,191)

           Decrease in inventories                                    158,539       16,788

           Increase in prepaid rent                                   (52,000)          --
           Increase in other assets                                   (73,730)     (54,000)
           Increase (decrease) in accounts payable                   (127,031)      95,409
           Increase (decrease) in deferred revenue                    126,580     (132,568)

           Decrease in accrued expenses                               (29,837)        (869)
           Increase in accrued expenses due stockholders               76,500       41,115
                                                                    ---------    ---------
             Net cash provided by (used in) operating activities      102,905     (188,795)
                                                                    ---------    ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of leasehold improvements and equipment             (6,607)     (20,185)
                                                                    ---------    ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                  50,000       96,000
         Payments on long-term debt                                  (182,880)     (95,902)
         Net proceeds from issuance of common shares                        0      142,701
                                                                    ---------    ---------
             Net cash used in financing activities                   (132,880)    (142,799)
                                                                    ---------    ---------

             Decrease in cash and cash equivalents                    (36,582)     (66,181)

     Cash and cash equivalents:
         Beginning                                                    138,940       73,772
                                                                    ---------    ---------

         Ending                                                     $ 102,358    $   7,591
                                                                    =========    =========
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                        Cash payments for interest                  $  39,231    $  31,873
                                                                    =========    =========


                     See Notes to Condensed Financial Statements


                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:   Condensed Financial Statements

      The condensed balance sheet as of March 31, 2005, the statements of operations for the three and nine month periods ended March 31, 2005 and 2004, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2005 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

Note 2:   Stock Based Compensation

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123. During the three and nine month period ended March 31, 2005 and 2004 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

      In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our annual period that begins July 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R on the Company has not been determined at this time.

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3:   Patents

      The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended March 31, 2005 and 2004 and $184,626 for each of the nine months ended March 31, 2005 and 2004. Patent amortization expense will be approximately $246,170 for each of the next three years and $61,526 the fourth year.

Note 4:   Debt

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

                         KOLORFUSION INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      As of March 31, 2005, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management

Note 5:   Stockholders' Deficit:

      During the nine months ended March 31, 2005, stockholders' deficit changed for net loss of $512,093. The Company issued 30,000 shares that were valued at $15,000 to employees in the second quarter of fiscal 2005. In addition, the Company issued 288,000 shares of common stock that relates to the Company's lease agreement signed in February 2004. In lieu of paying real estate taxes and other real estate expenses, the Company will issue 288,000 shares of common stock each February through February 2006.

Note 6:   Company's Continued Existence

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses. In addition, the Company may arrange for the sale of additional shares of stock to obtain additional operating capital throughout the year and intends to increase cash flows from operations. The Company plans on expanding its business with new accounts in many categories, including outdoor product manufacturers, household and building products and new customers using the processing capability the Company now has in Shenzhen, China with its Licensee Anhua Zhouli. Management believes that existing customers will continue to expand the use of the Company's process. There can be no assurances the Company will be able to obtain capital on acceptable terms.

      In order to ensure that the Company has sufficient cash flow to meet the funding requirements for the next twelve months, the Company plans to obtain additional outside financing or lines of credit. The Company is seeking an additional line of credit of $500,000 to $1,000,000 to support its plans for future growth and working capital needs. Management is also currently involved with discussions for the majority shareholder to sell his holdings to a United States based investor, who could provide additional financing.

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

     The Company has available net operating loss carry-forwards of approximately $6,900,000 of which no benefit has been recorded as of March 31, 2005. The net operating-loss carry-forwards will expire at various times from 2013 to 2023.

Note 8: Deferred Revenue

     The Company records sales when products are shipped, collection is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue. Deferred revenue at March 31, 2005 and June 30, 2004 was $766,556 and $639,976, of
     which the majority relates to the license and royalty agreement signed with a third party in August 2002.

Note 9:  Related Party Transaction

     During the three months ended March 31, 2005, the Company borrowed $50,000 from a stockholder of the Company. Interest on the note accrues at 15% and is payable monthly.

Note 10: Major Customer

     During the three and nine month periods ended March 31, 2005, one unaffiliated customer accounted for approximately 66% and 23% of revenues. In addition, this customer accounted for 66% of total accounts receivable at March 31, 2005.

Note 11:  Reclassifications

      Certain amounts in the prior period financial statements have been classified for comparative purposes to conform with the presentation in the current period financial statements. These reclassifications had no effect on net loss or stockholders deficit.

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

       The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. "Kolorfusion" is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product's surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris - all terrain vehicles, Garrity - flashlights, Curt Manufacturing- trailer hitches, Gerber - hand tools, Tru-Glo - bow sights, Allied Wheel Company - steel wheel rims, Sunrise Medical - wheelchairs, MasterLock - padlocks, and other customers. The Company has 13 licensees and 3 pre-licensees. Management anticipates other applications and new licensees as the Company is currently working with other manufacturers in various markets.


Results of Operations

      REVENUE: During the three-month period ended March 31, 2005, the Company generated $283,076 in gross revenues compared to $640,224 in gross revenues during the three-month period ended March 31, 2004 (a decrease of $357,148). Revenues for the nine months ended March 31, 2005 were $1,604,113 as compared to the nine months ended March 31, 2004 of $1,830,330 (a decrease of $226,217). The decrease in gross revenues is due somewhat to changes in processing revenues converting to licensee Kolortex revenues; wherein the customer may require initial production/processing by the Company and then becomes a licensee. The licensee then performs the processing services and acquires the printed Kolortex from the Company. The Company currently has one very significant customer, Polaris Industries, and depending upon the timing of Polaris placing orders it can significantly change quarter to quarter performance in revenues. The Company expects this revenue swing impact will be minimized as it continues to grow additional licensees and processing customers.

     COST OF SALES: Cost of sales totaled $145,516 and $971,199, or 51% and 61% of total revenue for the three and nine months ended March 31, 2005, compared to $331,078 and $935,480, or 52% and 51% of total revenue for the same periods in fiscal 2004. The mix of sales and the related gross margins affect the overall margin, since some revenues like license fees have no direct cost of sales. Management of the Company anticipates that the profit margin will increase as the Company increases its customer base and lowers the cost of processing and materials.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses totaled $350,496 and $1,113,537 for the three and nine months ended March 31, 2005, compared to $395,701 and $1,219,581 for the same periods in fiscal 2004. There was a 11% and 9% net reduction in expenses for the quarterly and year-to-date periods in 2005. The Company's decrease in SG&A for the comparable period is a result of the Company not participating in trade shows during the nine months ended March 31, 2005.

      As a result of the above, the Company's net loss for the three and nine-month period ended March 31, 2005 was approximately $224,347 or $0.01 per share and $512,093 or $0.02 per share, respectively. The Company provided $102,905 in positive operating cash flow for the nine months ended March 31, 2005, as compared to a negative operating cash flow of $188,795 during the nine months ended March 31, 2004.

Liquidity and Capital Resources

            The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to March 31, 2005 was $11,424,669 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company continues to seek to finalize an equity placement or line of credit of $500,000-$1,000,000 during the next three to twelve months to support its plans for future growth and working capital needs.

      At March 31, 2005, the Company's current assets were $636,251 and its current liabilities were $2,098,246, which resulted in a working capital deficit of $1,461,995. At March 31, 2005, the Company's total assets were $1,653,548 consisting of: (i) $102,358 in cash; (ii) $163,417 in net trade accounts receivable; (iii) $234,476 in inventory; (iv) $800,036 in valuation of patents (less accumulated amortization); (v) $124,261 in net valuation of leasehold improvements and equipment; and (vi) $229,000 in other assets.

     At March 31, 2005, the Company's total liabilities were $2,835,936 consisting of: (i) $256,308 in accounts payable; (ii) $766,556 in current and long-term deferred revenue; (iii) $1,138,288 in current and long-term debt; (iv) $22,544 in accrued expenses; (v) $652,240 in accrued expenses due stockholders.

     During the nine-month period ended March 31, 2005, net cash flows provided by operating activities was $102,905, consisting primarily of a net loss of ($512,093), which was adjusted by $209,329 to reconcile the non-cash expense of depreciation and amortization and $159,000 related to issuance of common stock for employee services and rent. In addition, other notable changes were a decrease in accounts receivable and inventory by $167,648 and $158,539, respectively.

     During the nine-month period ended March 31, 2005, net cash flows used in investing activities was $6,607 for the purchases of leasehold improvements and equipment.

     During the nine-month period ended March 31, 2005, net cash flows used in financing activities was $132,880 for payment on long-term debt, net of proceeds from long-term debt.

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

        There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be increased sales accounts in many categories, including outdoor product manufacturers, household and building products and new customers seeking processing in China. Additionally, existing accounts continue to expand the use of the Company's process resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, could be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

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

        Estimate

        As noted in Note 4 (of Form 10KSB for the year ended June 30, 2004) to the Financial Statements, the debt restructuring represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate may occur in the near term.

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

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was conducted under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at March 31, 2005. Based on that evaluation, Mr. Nagel concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the three-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not aware of any legal proceeding, which is pending or threatened to which the Company is a party or of which its property is subject.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


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


      (b) No reports on Form 8-K were filed during the nine months ended March 31, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KOLORFUSION INTERNATIONAL, INC.


Date: May 13, 2005                         By: /s/ Stephen Nagel
                                               ---------------------------------
                                           President and Chief Financial Officer