Form 10KSB
period 2005-06-30
KOLORFUSION INTERNATIONAL INC
filed 2005-10-13
CIK 1059397

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2005
Commission file number: 0-28351
Kolorfusion International, Inc.
(Name of small business issuer in its charter)

Colorado	84-1317836

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7347 S. Revere Parkway, Centennial, Colorado 80112

(Address of principal executive offices)
(303) 690-2910

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year (ending June 30, 2005): $2,344,019
State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 29, 2005: $774,155
Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of September 30, 2005
Common Stock, $0.001 par value	24,114,544
Documents Incorporated By Reference
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes.
None.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

KOLORFUSION INTERNATIONAL, INC.
Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS
     This Annual Report includes or is based upon estimates projections or other “forward looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Kolorfusion International, Inc. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the product surface enhancement technology industry. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.
     Such estimates, projections or other “forward looking statements” involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.
Available Information
     Kolorfusion International, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov. A direct link to our filings kept at the Commission’s web site can be found on our web site at www.kolorfusion.com.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
BUSINESS HISTORY AND DEVELOPMENT
     Kolorfusion International, Inc. was incorporated under the laws of the State of Colorado on May 17, 1995. In this Annual Report, the terms “Company”, “us”, “we”, “our” and “its” are used as references to Kolorfusion International, Inc. We develop and market a patented system for transferring colors and patterns into coatings on metal, wood, glass and directly into plastic products. Our “Kolorfusion” process is a technological process that allows this transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size.
BUSINESS OPERATIONS
General
     We are a developer and provider of technology, products and services for surface enhancement to various manufacturers in different industries. Our proprietary process “Kolorfusion” allows our customer to transfer colors and patterns to coated metal, wood, glass and directly into plastic products that can be any shape or size. We believe that the “Kolorfusion” proprietary process is a compelling value proposition for the manufacturer and its consumer. We believe we have achieved the only major breakthrough in surface finishing which allows manufacturers and end users to create any design or pattern on their respective products. Users are able to determine the nature of the pattern and the end product. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and used as a promotional vehicle. Manufacturers can achieve looks on existing mature products like granite, Southwestern, oriental, floral or any other finish, resulting in a newly revitalized product.
     We have obtained patent protection for our proprietary process “Kolorfusion” within the United States and Canada. In 2001, we entered into an agreement to secure the rights to the patents in Russia, Brazil and Japan and in January 2005 the European patents. We own the web site www.kolorfusion.com.
Industry Overview
     The surface finishing industry is considered to be a low to medium technology industry because technology changes and advances have arrived slowly. Products continue to be coated in much the same way as they have been for many decades. Furthermore, plastic products are still molded with equipment that may be as old as thirty years. There is and has been over the last few years a significant demand for a breakthrough in surface finishing. Many products become mature in their classification since the manufacturer has no way to readily revise the appearance or function of their respective products. Every manufacturer competes to sell their products in many ways, including price, quality, features-benefits, and appearance. In many markets or product categories, it is the final appearance that may be deciding factor for the final purchase decision. Very few consumer products are sold without some form of surface decoration or treatment, whether it is in the packaging or on the product itself. The “Kolorfusion” process can assist the manufacturer in some of the following areas:
(i)	Product differentiation is a significant attribute that every manufacturer seeks to achieve. For instance, in a market as mature as elevators, the manufacturers of elevators still want to differentiate themselves from their competition by providing distinctive interior designs and coverings to satisfy the very diverse desires of architects and interior designers. If an architect/designer wants the interior of an elevator to have a granite look and feel, the designer and owner is constrained by weight and cost. Utilizing our Kolorfusion process removes such constraints as an alternate material, such as a coated resin or metal, can look and feel like granite with our Kolorfusion process. Additionally, the granite look provided will be at a fraction of the weight and at a fraction of the cost than previously could be provided by other materials.

(ii)	Adding new life to a mature product category is also a defined need. A typical electric toaster has an average life usage of 7-10 years. The consumer does not usually replace a toaster until it fails, as toasters have been looking the same for almost 10-20 years now. Using our Kolorfusion process, a manufacturer of toasters can now provide new finishes that may coordinate with the kitchen décor and prompt or facilitate the consumer to replace the toaster prior to it actually failing to work. This planned product obsolescence already occurs in products such as snow skis where new designs are introduced every year, yet little to no significant improvement in performance has been added for the recreational skier.

(iii)	Durability and consistency of a process and the ease of implementation of the process are additional considerations when defining the need within a manufacturing organization. We have developed consistent print systems and can provide processing for those manufacturers, which are not ready to license. The cost to implement is relatively low, as the process requires an oven to handle projected volumes and the installation of a vacuum.

(iv)	Shelf appeal is an attribute manufacturers are constantly seeking. Marketing needs to identify the desires of the purchaser, which include functions, price points, size and design. Manufacturers need to identify how to achieve the costing and production output required by marketing for their sales plan. Our Kolorfusion process adds value to the product through better shelf appeal of the product. However, functionality and cost of the surface enhancement remains to be evaluated by manufacturers and engineers.
Marketing Strategy
     We believe we are in a good position to expand our base of operations into many market segments and also into strategic geographic locations with proper funding. A critical bridge was achieved during late fiscal year 2004 with the development of the digital print capability and the significant endorsement and validation of our Kolorfusion process by the Polaris license.

     We utilize an inside sales force to handle new accounts and service existing accounts. The manufacturers typically visit our facility to see and understand the process. Additionally, we have entered into a strategic marketing alliance with Dupont’s Engineered Polymer Division (“Dupont”), wherein Dupont promotes the process on its resins it supplies to various customers. Recent projects done using the DuPont approach include K2, Burton and Flow International for snowboard bindings. Also, the sales team at RealTree and Mossy Oak who promote copyright camouflage designs assist us in our marketing. We also attend various trade shows (e.g. SEMA, Inter-bike, Home Builder Show) and do specific targeted outbound calling
     We believe the agreement with Anhua Zhouli in Shenzhen, China, will allow our Kolorfusion process to be promoted to North American based companies providing products to consumers seeking additional surface enhancement. Our new development partner, Anhua Zhouli, is experienced in marketing products into retail for Saks Fifth Avenue to Wal Mart. Mr. Henry Hwang, the owner, is Chinese/American and has already built out 1.0 million sq.ft. of his 2.5 million sq.ft. industrial park. This new development will allow us to have headquarters based in China in a state of the art facility, which includes the processing equipment, a 40,000 sq.ft. showroom, restaurant and lounge for customers. Anhua Zhouli will pay all the expenses associated with this facility. The China facility will soon include sales personnel and customer service representatives that will greatly increase our visibility and viability for product decoration in that market area of the world. Most U.S. consumer products are now being made in Asia so it was paramount that we establish ourselves in Asia.
Material Agreements
     Assignment Agreement
     On approximately October 17, 1995, we entered into an assignment agreement (the “Assignment Agreement”) with Mr. Jean-Noel Claveau, the holder and owner of the process patent (“Claveau”). Pursuant to the terms and provisions of the Assignment Agreement: (i) Claveau assigned to us his right, title and interest in and to the process patent; and (ii) we will pay an aggregate price of 25,000,000 French Francs, with 2,500,000 French Francs paid upon execution of the Assignment Agreement and the balance payable over a two year period. We did not make the required payments to Claveau under the terms and provisions of the License Agreement.
     During June 2001, we re-negotiated the Assignment Agreement and subsequently entered into a new agreement with Claveau (the “Agreement”). Pursuant to the terms and provisions of the Agreement: (i) we would pay Claveau 1,000,000 French Francs; (ii) we would issuance 1,000,000 shares of our restricted Common Stock; and (iii) Claveau will provide consulting services to us for a five-year period in consideration of monthly payments by us to Claveau in the amount of 58,333 French Francs.

     Significant License Agreement
     On approximately August 1, 2002, we entered into a license agreement (the “License Agreement”) with Polaris Industries, Inc., a Minnesota corporation (“Polaris”). Pursuant to the terms and provisions of the License Agreement: (i) we granted to Polaris an exclusive, non-transferable, royalty-bearing, worldwide license to use, manufacture, have manufactured and sell Polaris manufactured parts, service parts and accessory parts used in ATVs, utility vehicles, snowmobiles, motorcycles, and personal watercraft sold under a brand name owned by Polaris, which incorporates our licensed patents and licensed know-how until June 30, 2007; and (ii) Polaris paid to us a non-refundable unit royalty prepayment of $750,000 upon execution of the License Agreement. Polaris also purchases its Kolortex from us and pays an annual license fee to us for up to a period of twenty years.
     China License Agreement
     On approximately April 15, 2004, we entered into a license agreement (the “China License Agreement”) with Anhua Zhouli Industry Development (Shenzhen) Co. Ltd., a corporation organized under the laws of Shenzhen, China (“AZID”). Pursuant to the terms and provisions of the Chine License Agreement, we granted to AZID a non-exclusive, non-transferable license to practice our patented process of decoration by sublimation (the “Licensed Process”) for decorating of our approved customers and their approved products. AZID will pay to us a royalty or shall subcontract to us the processing. AZID must purchase all of its print consumables from us.
Intellectual Property
     Patents and other proprietary rights are vital to our business operations. Our Kolorfusion process and other products have or may have varying degrees of protection from issuance of patents and trademarks. We protect our technology through patents and a trademark that we own and can license. Our policy is to seek appropriate protection both in the United States and abroad for our Kolorfusion process and other products. We have acquired protection, which is described as follows relating to our material patents and trademarks.
     Patent
     Mr. Jean Noel Claveau (“Claveau”) filed a patent application with the United States Patent and Trademark Office for patent protection of the “Process of Decoration by Sublimation”. On approximately May 3, 1994, the United States Patent and Trademark Office issued to Claveau a patent, patent no. 5,308,426 (the “Patent”). On approximately October 9, 2001, the United States Patent and Trademark Office re-examined the Patent regarding the patentability of the “Process of Decoration by Sublimation: and issued to Claveau a Reexamination Certificate confirming the validity of the claims issued under the original patent to Claveau.

     We may consider filing additional patent applications with respect to our technologies and any novel aspects of our technology to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. The patent applications that we may file in the future may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.
     Trademark and Know-How
     We have received trademark registration. In general, a “trademark” is a distinctive word, phrase, logo, graphic symbol or other device that is used to identify the source of a product and to distinguish a product from anyone else’s. As a general rule, trademark law confers legal protection to names, logos and other marketing devices that are distinctive. We have registered and sought trademark protection of “Kolorfusion” in order to identify our patented processes and products in the marketplace to prevent consumer confusion and to protect the means we chose to identify our product against use by competitors.
     On January 20, 1998, the United States Patent and Trademark Office issued a service mark of registration, registration no. 2,131,107, to us for protection of our exclusive use of the trademark “Kolorfusion”. The certificate of registration for “Kolorfusion” was issued under Class 100, 103 and 106 and shall remain in force and effect for ten years from the date of issuance.
     We also rely on trade secrets and un-patentable know-how that we seek to protect, in part, by confidentiality agreements. However, it is possible that parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or un-patentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products, or that licenses would be available if our technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation.
     While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to our Kolorfusion process or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.
COMPETITION
     We believe that there is no direct competition to our patented process that is as unique in the market. However, there are companies that are near direct competition.
Cubic Printing
     The most direct competition is “cubic printing”, also known as hydro-graphics or the “dip” process, a technology from Japan that has over sixty-five licensees in twenty-two countries. Cubic printing uses a film of patterns and colors floating on a water bath so that when a product is dipped through the bath, the film attaches to the product’s surface, which is then over-coated with a spray on coating. Typical examples of parts decorated with the “cubic printing” method are plastic molded parts in automobiles with a wood grain finish or camouflage decorated parts for archery. Companies currently utilizing cubic type printing in the United States include The Colorworks, Inc., Immersion Graphics, Oakley Inc, Designer Molding, Plastic Dress-up Co., Revolution Technologies, Inc. and Spectrum Cubic Inc.
In Mold Decoration
     In mold decoration (“IMD”) covers all decoration technologies that are applied to injection molded plastic parts, as part of the molding process. IMD surfaces being decorated are highly constrained in shape. Only plastics injection molded parts can utilize IMD. Alignment is easy in IMD and therefore functional decoration is possible. One common example of IMD is the changeable face-plates for cellular telephones. Many injection molding job shops utilize IMD.
Paper Sublimation
     Paper sublimation is a “heat transfer” process wherein a paper carrier, with the design printed on it, is pressed against the object to be decorated and heated. The design transfers from the paper to the object. Objects with curves in two directions, such as a simple sphere, cannot be decorated without tearing the paper. Companies utilizing paper sublimation include Keytech, Inc., Quality Spray, Inc. and most ski and snowboard manufacturers.
Indirect competition
     Indirect competition can be defined very broadly to include pad printing, screen- printing, hot stamping, specialty paints and coatings. All such methods have limitations to the shape and variant of colors available.

RISK FACTORS
     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.
Risks Related to Our Business
We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.
     We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have also been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately ($572,136) for fiscal year ended June 30, 2005. As of June 30, 2005, there exists a working capital deficit of $1,671,211. Further, we do not know if positive cash flow from operations can be expected in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.
     We May Need to Raise Capital to Continue Our Growth.
     We will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of our products. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.
Our Success Depends on the Ability of Our Licensees With Whom We Have Business Arrangements.
     We depend on a number of key licensees, which license and utilize our “Kolorfusion” process. Failure to maintain continuous positive contractual relations with these licensees may have a materially adverse affect our business. Such licensees may experience business failures and product sale interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to indirectly compete with other companies for the use of our Kolorfusion process technology. Because we are a small enterprise and many of these companies with whom we may indirectly compete may have greater financial and other resources than we have, they may have an advantage in the competition. If we experience a significant increase in demand for our Kolorfusion process, we may have to expand our third party licensees. We cannot be assured that additional licensees will be available on terms that are acceptable to us. If we cannot utilize our Kolorfusion process sufficiently to meet demand or delivery schedules, our customers might reduce demand, reduce the price they are willing to pay for our technology or replace our technology with the technology of a competitor, any of which could have a material adverse effect on our financial condition and operations.
Our Continued Operations Depend on the Successful Marketing of our Kolorfusion Process.
     Our business plan is based on the marketing, utilization and licensing of our Kolorfusion process. This entails circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in the marketing, utilization and licensing of our Kolorfusion process. There is no assurance that we will be successful in implementing our marketing strategies or that our marketing strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our marketing strategies, our business operations and financial performance may be adversely affected. The novelty and the design of our Kolorfusion process is important to our success and competitive position, and if we are unable to continue to develop and offer such a unique patented technological process to our customers, our business could suffer. We cannot be certain that our Kolorfusion process will be or continue to be in demand. Should the competitive demand steer away from our Kolorfusion process, our business could be adversely affected. To date, our business line has consisted primarily of our Kolorfusion process. There can be no assurance that we can successfully sell or license our Kolorfusion process or that we can successfully develop, introduce, or sell any additional technological processes.
     Loss of Key Management Personnel.
     The loss of Mr. Stephen Nagel or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our President/Chief Executive Officer, Mr. Stephen Nagel, and other key management personnel and our ability to continue to hire and retain such personnel. Mr. Nagel spends substantially all of his working time with us. It may be difficult to find sufficiently qualified individuals to replace Mr. Nagel or other key management personnel if we were to lose any one or more of them. The loss of Mr. Nagel or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do maintain “key person” life insurance on Mr. Nagel.
Many of Our Indirect Competitors May be Larger and Have Greater Financial and Other Resources Than We Do.
     The product surface enhancement technology industry, in general, is intensely competitive. Our Kolorfusion process competes with other product surface enhancement based products. Such based products are currently marketed by well-established, successful companies that may possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies may implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce their products. Competitors with greater financial resources also may be able to enter the market in direct competition with us, offering attractive marketing tools to encourage the sale of products that may compete with our technological processes or products or present cost features which consumers may find attractive.
If Our Competitors Misappropriate Proprietary Know-How and Our Trade Secrets, it Could Have a Material Adverse Affect on our Business.
     The loss of or inability to enforce our patents, trademarks and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on our patented technology and trade secrets and the technological expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar technological processes independently, we would not be able to compete as effectively. The measures we take to protect our patents and trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.
RISKS RELATED TO OUR COMMON STOCK
     Sale of Restricted Common Stock.
     As of June 30, 2005, there are 24,114,544 outstanding shares of our common stock, of which 18,953,509 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2005, there are no warrants outstanding. As of June 30, 2005, there are 2,730,000 stock options granted which, if exercised, would result in the issuance of an additional 2,730,000 shares of common stock.
     Any significant downward pressure on the price of our common stock as certain stockholders sell their shares of our common stock may encourage short sales. Any such short sales could place further downward pressure on the price of our common stock.
The Trading Price of Our Common Stock on the OTC Bulletin Board Has Been and May Continue to Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.
     Our common stock has traded as low as $0.11 and as high as $1.70. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our Kolorfusion process; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts’ estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.
     In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.
Additional Issuances of Equity Securities May Result in Dilution to Our Existing Shareholders.
     Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

     We are authorized to issue shares of preferred stock. Our board of directors, without shareholder approval, may issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue any shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.
Our Common Stock is Classified as a “Penny Stock” under SEC Rules Which Limits the Market for Our Common Stock.
     Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a “penny stock.” Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.
A Decline in the Price of Our Common Stock Could Affect Our Ability to Raise Further Working Capital and Adversely Impact Our Operations.
     A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.
EMPLOYEES
     We currently employ ten full-time employees, and we have employed up to an additional twenty-five employees for processing services when required.

REPORTS TO STOCKHOLDERS
     We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. We are required to file the following with the U.S. Securities and Exchange Commission (the “SEC”): (i) quarterly reports on Form 10-QSB; (ii) an annual report on Form 10-KSB; (iii) a Form 8-K to report the occurrence of certain reportable events; (iv) Forms 3, 4 and 5 to report insider sales and acquisition of our securities; and (v) proxy statements. We are required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.
ITEM 2. DESCRIPTION OF PROPERTY
     We lease our principal office space located at 7347 S. Revere Parkway, Centennial, Colorado 80112. We currently utilize office space, a warehouse and have established a processing center. We have dedicated 27,000 square feet of the 32,000 square feet of space to production with four Kolorclav processing units. We intend to lease this space in accordance with our ten-year lease agreement dated November 6, 2002 (the “Lease Agreement”) Pursuant to the terms and provisions of our Lease Agreement, we will pay a minimum rental amount in monthly installments as follows: (i) $16,000.00 for years one through three; (ii) $18,666.67 for years four through five; (iii) $20,000.00 for years six through seven; and (iv) $21,353.33 for years eight through ten. In addition, we shall pay all real estate taxes as follows: (i) for years one through three, we shall issue an aggregate of 864,000 shares of our restricted common stock to the landlord in consideration of $432,000; and (ii) for years four through ten, such real estate taxes shall be paid monthly in cash with an annual reconciliation. As of the date of this Annual Report, we have issued an aggregate of 864,000 shares of common stock to the Landlord.

ITEM 3. LEGAL PROCEEDINGS
     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During fiscal year ended June 30, 2005, no matters were submitted to our stockholders for approval.
Part II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET FOR COMMON EQUITY
     Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol “KOLR”. The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2005	$0.20	$0.12
March 31, 2005	$0.25	$0.14
December 31, 2004	$0.30	$0.19
September 30, 2004	$0.28	$0.24
June 30, 2004	$0.65	$0.40
March 31, 2004	$0.80	$0.52
December 31, 2003	$0.79	$0.67
September 30, 2003	$0.85	$0.82

     As of June 30, 2005, there were approximately 77 shareholders of record of our common shares as reported by our transfer agent, ComputerShare Services, Inc., which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately over 350 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.
DIVIDEND POLICY
     No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS
     As of the date of this Annual Report, we have one equity compensation plan, the Kolorfusion International, Inc. Stock Incentive Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Incentive Plan under which equity securities are authorized for issuance as of June 30, 2005. As of the date of this Annual Report, we have granted an additional aggregate 2,000,000 stock options to one of our directors. As of the date of this Annual Report, we do not have any warrants issued or outstanding.
Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders - Stock Inventive Plan	730,000	$0.70	270,000
Stock Options	2,000,000	$0.70	N/A

Kolorfusion Stock Incentive Plan
     On April 7, 1997, our Board of Directors unanimously approved and adopted a stock incentive plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to advance our interests and the interests of the shareholders by affording our employees an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Incentive Plan, we set aside 1,000,000 shares of restricted common stock to be purchased pursuant to exercise of stock options (the “Stock Incentive Options”). The Stock Incentive Options may be granted to our key employees, generally defined as a person designated by the board of directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee or consultant.
     As of the date of this Annual Report, an aggregate of 730,000 Stock Incentive Options have been granted and an aggregate of 2,730,000 Stock Incentive Options remain exercisable.
     As of the date of this Annual Report, we have granted an additional 2,000,000 stock options to one of our directors.
RECENT SALES OF UNREGISTERED SECURITIES
Debt Settlement
     During fiscal year ended June 30, 2005, we entered into a settlement of outstanding debt with three of our employees for consideration of their past commitment and services to us (collectively, the “Agreements”). Pursuant to the terms of the Agreements, we issued an aggregate of 30,000 shares of our restricted common stock at $0.50 per share in consideration of an aggregate monetary value of $15,000.00. The per share price of the shares was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, the trading price per share of our common stock on the OTC Bulletin Board, our stage of development, industry status, investment climate and perceived investment risk. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Securities Act”). The employees acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that they understood the economic risk of an investment in the securities.
     During fiscal year ended June 30, 2005, we issued an aggregate of 288,000 shares of restricted common stock to the landlord in accordance with the terms and provisions of the Lease Agreement. The 288,000 shares of restricted common stock were issued at $0.50 representing an aggregate monetary value of $144,000.00. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the 1933 Securities Act of 1933. The landlord acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that he understood the economic risk of an investment in the securities.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.
RESULTS OF OPERATIONS

	Year ended
	June 30,
	2005	2004	% Change
Gross Sales/License Revenue	$2,344,019	$2,520,397	down 7%
COS/SGA Expenses	$2,855,024	$3,169,622	down 10%
Net Operating Loss	$(511,004)	$(649,225)	down 21%

Basic and Diluted Loss per Share	$(0.02)	$(0.03)
     The results for fiscal year ended June 30, 2005 include a decrease in cost of sales and selling, general and administrative expenses. However, we decreased our gross sales and license revenues slightly by 7% resulting in a net operating loss margin decrease of 21% in 2005. We continue to build a team of experienced industry professionals that can lead us to success in product surface enhancement technology industry. We believe our operating systems as implemented reduce errors and increase logistic efficiencies and customer service. As a result of management’s efforts, we believe we have successfully negotiated the lowest costs of our services and payment terms.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
     Our net loss during fiscal year ended June 30, 2005 was ($572,136) compared to ($615,244) during fiscal year ended June 30, 2004 (a decrease of $43,108). During fiscal year ended June 30, 2005, we generated $2,059,231 in gross sales compared to $2,294,725 in gross sales for fiscal year ended June 30, 2004 (a decrease of $235,494). During fiscal year ended June 30, 2005, we also generated $284,788 in license and royalty revenue compared to $225,672 in license and royalty revenue for fiscal year ended June 30, 2004 (an increase of $59,116). Cost of sales slightly decreased during fiscal year ended June 30, 2005 to $1,422,581 from $1,423,267 for fiscal year ended June 30, 2004. And, selling, general and administrative expenses also slightly decreased during fiscal year ended June 30, 2005 to $1,432,442 from $1,746,355 for fiscal year ended June 30, 2004. This resulted in an operating loss of $511,004 for fiscal year ended June 30, 2005, as further discussed below.
     During fiscal year ended June 30, 2005, we recorded operating expenses of $1,432,442 compared to operating expenses of $1,746,355 during fiscal year ended June 30, 2004 (a decrease of $313,913). Selling, general and administrative expenses comprised our operating expenses and generally consisted of: (i) $317,061 (2004: $387,757) in salaries and wages; (ii) $244,012 (2004: $332,675) in consulting fees; (iii) $134,400 (2004: $136,000) in office rent; (iv) $78,343 (2004: $84,418) in legal and accounting; (v) $124,921 (2004: $127,387) in office and general, including supplies, utilities and telephone; (vi) $108,974 (2004: $133,100) in travel and entertainment; (vii) $76,264 (2004: $79,408) in insurance and insurance related expenses; (viii) $31,241 (2004: $26,374) in depreciation; (ix) $246,168 (2004: $246,169) in amortization; (x) $65,195 (2004: $53,860) in interest expense; and (xi) $30,082 (2004: $42,066) in taxes.
     Our net loss during fiscal year ended June 30, 2005 was ($572,136) or ($0.02) per share compared to a net loss of ($615,244) or ($0.03) per share for fiscal year ended June 30, 2004. For fiscal year ended June 30, 2005, the weighted average number of shares outstanding was 23,913,044 compared to 23,449,944 for fiscal year ended June 30, 2004.
     Gross Sales/License Revenue and Gross Margins
     Gross sales and license/royalty revenues were $2,059,231 and $284,788, respectively, for fiscal year ended June 30, 2005 aggregating $2,344,019, a slight decrease of 7% over last year’s gross sales and license/royalty revenues aggregating $2,520,397. The decrease in gross revenue from fiscal year 2005 to 2004 is primarily the result of certain customer revenues, which converted from processing revenues to licensee revenues.
     Operating Expenses
     Total operating expenses for fiscal year ended June 30, 2005 were $2,855,023 consisting of $1,422,581 in cost of sales and $1,432,442 in selling, general and administrative expenses compared with $3,169,622 consisting of $1,423,267 in cost of sales and $1,746,355 in selling, general and administrative expenses for the same period in 2004. The decrease in cost of sales in 2005 from 2004 is a result of different revenue streams from our customer base. The decrease in selling, general and administrative expenses in 2005 from 2004 is a result of decreasing our management team in the United States while we focused upon setting up processing in China for our expected customer base expansion. For fiscal year ended June 30, 2005, salaries and wages totaled $317,061 compared with $387,757 for 2004. The decrease is related to the decrease in our management team in the United States. Consulting fees decreased to $244,012 for fiscal year ended June 30, 2005 compared with $331,800 for 2004. Consultants are utilized to provide us with maximum flexibility. Interest costs for fiscal year ended June 30, 2005 increased to $65,195 compared with $53,860 for the same period in 2004. Interest costs primarily relate to the loans from a principal stockholder and related entities.
     Net Loss
     The net loss for fiscal year ended June 30, 2005 was ($572,136) compared to a net loss of ($615,244) for fiscal year ended June 30, 2004, a decrease of $43,108. The decrease is primarily a result of general overhead cost reductions. Basic loss per share was ($0.02) for fiscal year ended June 30, 2005 and ($0.03) per share for fiscal year ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2005, our current assets were $555,002 and our current liabilities were $2,226,213, which resulted in a working capital deficit of $1,671,211. As of June 30, 2005, total assets were $1,602,085 consisting of: (i) $152,093 in cash and cash equivalents; (ii) $193,351 in trade accounts receivable (net of allowance for doubtful accounts); (iii) $209,558 in inventory; (iv) $738,494 (less accumulated amortization) in prepaid expenses; (v) $193,000 in other assets; and (vi) $115,589 in leasehold improvements and equipment (net).
     As of June 30, 2005, total liabilities were $2,844,516 consisting of: (i) $280,830 in accounts payable; (ii) $448,843 in current deferred revenue; (iii) $20,415 in accrued expenses; (iv) $683,373 in accrued expenses due stockholder; (v) $253,939 in long-term deferred revenue; and (vi) $1,157,116 in current and long-term portion of debt.
     Stockholders’ deficit increased from ($829,295) at fiscal year ended June 30, 2004 to ($1,242,431) at fiscal year ended June 30, 2005.
     Net cash flows provided by operating activities during fiscal year ended June 30, 2005 was $135,379 compared with net cash flows used in operating activities of ($216,180) for the same period in 2004. The change was caused by a change in trade accounts receivable and accrued expenses due stockholders.
     During fiscal year ended June 30, 2005, net cash used in investing activities was ($8,174) compared with net cash used in investing activities of ($20,735) during fiscal year ended June 30, 2004. Net cash used in investing activities during fiscal years ended

June 30, 2005 and 2004, respectively, was primarily for the purchase of leasehold improvements and equipment.
     During fiscal year ended June 30, 2005, net cash used in financing activities was ($114,052) compared with net cash provided by financing activities of $302,083 during fiscal year ended June 30, 2004. The decrease is related to a change in receipt of proceeds from long-term debt and net proceeds from issuance of common shares.
PLAN OF OPERATION
     We have historically had more expenses than income in each year of its operations. The accumulated deficit from inception to June 30, 2005 was $11,484,712 and current liabilities are in excess of current assets. As a result of this, our independent auditor has issued a going concern opinion. We have been able to maintain a positive cash position solely through operation revenues, management deferral of compensation and financing activities. We also plan to continue to include additional outside financing or lines of credit. We established a line of credit of $100,000 in January 2004. This line of credit bears interest at 15% and matured in January 2005, which has been extended on a month-to-month basis. The line of credit is secured by one of our specific accounts receivable, common stock held by a shareholder, and guaranteed by a shareholder. Our operations are currently generating a positive cash flow, since management has been willing to defer portions of its compensation. We are working to secure an investment of $1,500,000 and management believes there is a good likelihood of obtaining a significant portion of this funding due to the continued business improvements.
     We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably. During fiscal year ended June 30, 2005, we owed an approximate aggregate amount of $857,116 to officers/stockholders and related parties for amounts loaned to us in order to support our operations. While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent.

     There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. We have a significant amount of debt, which is due within the next twelve months. The current portion of long-term debt also includes the payable to an individual that was restructured in 2003. We are continuing to restructure the payable to this individual, which may have an impact on the liability in the future. The amount of this potential charge is unknown at this time. As mentioned, the primary source of liquidity in the future will be increased sales and some additional outside investment. In the event that sales should decline we may have to seek additional funds through equity sales or debt. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to our business as we expand our customer base.
MATERIAL COMMITMENTS
     A significant commitment for fiscal year ending June 30, 2006 relates to the loan from a bank payable on demand but no later than December 19, 2006 in the aggregate principal amount of $200,000 bearing interest at 2.25% per annum and collateralized by substantially all of our assets and guaranteed and further collateralized by the assets of one of our stockholders.
     A significant commitment for fiscal year ending June 30, 2006 relates to the loan from the stockholder in the aggregate principal amount of $59,700 payable in monthly principal and interest installments of $1,922 bearing interest at 10% per annum through February 2008. This loan is collateralized by certain assets.
     A significant commitment for fiscal year ending June 30, 2006 relates to the note payable to a related party in the aggregate amount of $88,000 bearing interest at the rate of 12% per annum. The due date of the note expired and payment terms have been extended month-to-month.
     A significant commitment for fiscal year ending June 30, 2006 is the note payable to the stockholder in the aggregate amount of $25,000 with interest payable monthly at 24%. The note expired November 2004 and payment terms have been extended month-to-month. The note is collateralized by certain accounts receivable.
     A significant commitment for fiscal year ending June 30, 2006 is the note payable to the stockholder in the aggregate principal amount of $29,178 with principal and interest payable in monthly installments of $965 bearing interest at the rate of 15% per annum through March 2008. The note is collateralized by specific equipment.

OFF-BALANCE SHEET ARRANGEMENTS
     As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.
In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets”, which amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 153 on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15,2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 123R on its financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.
CRITICAL ACCOUNTING PRONOUNCEMENTS
Inventory Valuation
     As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).
Revenue Recognition
     As noted in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped, collection is probable and the fee is fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to SAB 104.
Patent Rights
     As noted in Note 1 to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, we evaluate whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.
ITEM 7. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
Audited Financial Statements
June 30, 2005
Index
Report of Independent Registered Public Accounting Firm dated October 12, 2005
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kolorfusion International, Inc.
We have audited the accompanying balance sheet of Kolorfusion International, Inc., a Colorado corporation, as of June 30, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2005, and the results of operations and its cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of uncertainty.
/s/ Carver Moquist & O’Connor
Minneapolis, MN
October 12, 2005

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
/s/ Virchow Krause & Company
Minneapolis, Minnesota
September 9, 2004

Stockholders, Board of Directors, and Audit Committee
Kolorfusion International, Inc.

KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,093	$138,940
Trade accounts receivable, net of allowance for doubtful accounts of $20,000 and $10,000 as of June 30, 2005 and 2004, respectively	193,351	331,065
Inventories	209,558	393,015

Total current assets	555,002	863,020

OTHER ASSETS:
Patents, less accumulated amortization 2005 $2,954,036; 2004 $2,707,868	738,494	984,662
Other	193,000	103,270

Total other assets	931,494	1,087,932

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	115,589	142,357

	$1,602,085	$2,093,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$280,830	$383,339
Deferred revenue	448,843	259,694
Current portion of long-term debt	792,752	794,383
Accrued expenses	20,415	52,381
Accrued expenses due stockholders	683,373	575,740

Total current liabilities	2,226,213	2,065,537

LONG-TERM DEBT, net of current portion	364,364	476,785
DEFERRED REVENUE	253,939	380,282

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 2005 24,117,544; 2004 23,799,544 shares issued and outstanding	24,118	23,800
Additional paid-in capital	10,218,163	10,059,481
Accumulated deficit	(11,484,712)	(10,912,576)

	(1,242,431)	(829,295)

	$1,602,085	$2,093,309

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years Ended June 30, 2005 and 2004

	2005	2004
Revenues:
Sales	$2,059,231	$2,294,725
License and royalty revenue	284,788	225,672

	2,344,019	2,520,397

Expenses:
Cost of sales	1,422,581	1,423,267
Selling, general and administrative expenses	1,432,442	1,746,355

Operating loss	(511,004)	(649,225)
Other income (expense):
Other income	4,064	87,841

Interest expense	(65,196)	(53,860)

	(61,132)	33,981

Net loss	$(572,136)	$(615,244)

LOSS PER COMMON SHARE BASIC AND DILUTED:	$(.02)	$(.03)

Weighted average shares used in computing basic and diluted loss per common share	23,913,044	23,449,944

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2005 and 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2003	23,226,144	$23,226	$9,773,355	$(10,297,332)	$(500,751)
Common shares issued for rent	288,000	288	143,712	—	144,000
Common shares issued for inventory	40,000	40	19,960	—	20,000

Common shares issued for cash	245,400	246	122,454	—	122,700
Net loss	—	—	—	(615,244)	(615,244)

Balance at June 30, 2004	23,799,544	23,800	10,059,481	(10,912,576)	(829,295)
Common shares issued for rent	288,000	288	143,712	—	144,000

Common shares issued to employees	30,000	30	14,970	—	15,000
Net loss				(572,136)	(572,136)

Balance at June 30, 2005	24,117,544	$24,118	$10,218,163	$(11,484,712)	$(1,242,431)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(572,136)	$(615,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for employee services	15,000	—
Depreciation and amortization	277,409	272,544
Common stock issued for inventory		20,000
Common stock issued for rent	144,000	144,000
Loss on disposal of leasehold improvements and equipment	3,701	1,891
(Increase) decrease in trade accounts receivable	137,714	(207,785)
(Increase) decrease in inventories	183,457	(130,212)
Increase in other assets	(89,730)	(2,000)
Increase (decrease) in accounts payable	(102,509)	156,098
Increase (decrease) in deferred revenue	62,806	(81,326)
Increase (decrease) in accrued expenses	(31,966)	21,114
Increase in accrued expenses due stockholders	107,633	204,740

Net cash provided by (used in) operating activities	135,379	(216,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(8,174)	(20,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	77,508	300,000
Payments on long-term debt	(191,560)	(120,617)
Net proceeds from issuance of common shares	0	122,700

Net cash provided by (used in) financing activities	(114,052)	302,083

Increase in cash and cash equivalents	13,153	65,168

Cash and cash equivalents:
Beginning	138,940	73,772

Ending	$152,093	$138,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$65,196	$53,860

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2005 and 2004
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
INVENTORIES:
Inventories consist primarily of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company recorded a $30,000 inventory obsolescence reserve at both June 30, 2005 and June 30, 2004.
PATENTS:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,169 for each of the years ended June 30, 2005 and 2004. Patent amortization expense will be approximately $246,169 for each of the next three years.
LEASEHOLD IMPROVEMENTS AND EQUIPMENT:
Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	10
Production equipment	3-10
Office furniture and equipment	3-10
Depreciation expense in the years ended June 30, 2005 and 2004 were $31,241 and $26,375 respectfully.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
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
REVENUE RECOGNITION:
The Company records sales when products are shipped, collect-ability is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that the transaction complies with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities Exchange Commission (SEC) and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. In addition, the Company has various contracts that are amortized into revenues over the contract period pursuant to SAB 104.
Deferred revenue represents payments received or amounts billed in advance for license agreements and products. License revenue is amortized over the useful life of the license.
ADVERTISING:
The Company expenses advertising costs as incurred. Advertising costs were approximately $5,500 and $10,000 for the years ended June 30, 2005 and 2004, respectively.
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended June 30, 2005 and 2004, there were no common stock equivalents that would be considered dilutive (based on the treasury stock method). The number of anti-dilutive shares at June 30, 2005 and 2004 was 2,730,000, and 2,530,000, respectively.
CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Accounts receivable were reduced by an allowance for un-collectible accounts of $20,000 and $10,000 at June 30, 2005 and 2004, respectively. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed un-collectible.

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
The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per common share for the years ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net income (loss) — as reported	$(572,136)	$(615,244)
Net income (loss) — pro forma	$(579,136)	$(631,244)
(Loss) per share — basic — as reported	$(0.02)	$(0.03)
(Loss) per share — basic — pro forma	$(0.02)	$(0.03)
Stock based compensation — as reported	$15,000	$—
Stock based compensation — pro forma	$22,000	$16,000
The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

	2005	2004
Dividend yield	0%	0%
Volatility	168%	210%
Risk-free interest rate	3.5%	5.5%
Expected lives	5 years	5-10 years
The weighted average fair value of options granted during the year ended June 30, 2005 was $.14. No options were issued in the year ending June 30, 2004.
OTHER ASSETS:
The Company has other assets consisting primarily of a prepayment of rent on a lease agreement signed in February 2003. The majority of the prepayment at June 30, 2005 and 2004 was in the form of 288,000 shares of common stock issued, as described in Note 6.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:
In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” which amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 153 on its financial statements.
In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15,2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 123R on its financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
Note 1. Nature of Business and Significant Accounting Policies (Continued):
COMPANY’S CONTINUED EXISTENCE:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,484,712. At June 30, 2005 the Company’s current liabilities exceeded current assets by $1,671,211. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an investment or total line of credit of $1,500,000 to support its plans for future growth and working capital needs.
Note 2. Leasehold Improvements and Equipment:

	2005	2004
Office equipment and furniture	$63,634	$81,337
Leasehold improvements	66,389	66,389
Production equipment	307,307	352,377

	437,330	500,103
Less accumulated depreciation and amortization	321,741	357,746

	$115,589	$142,357

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
Note 3. Long-Term Debt:

	2005	2004
Note payable, bank payable on demand but no later than December 19, 2006, including interest at 2.25%, collateralized by substantially all assets and guaranteed by a Company stockholder and collateralized by assets of a Company stockholder	$200,000	$200,000

Payable to individual, see description below	655,238	655,238

Note payable to stockholder, payable in monthly principal and interest installments of $1,922 including interest at 10%, through February 2008, collateralized by substantially all assets and guaranteed by a Company stockholder	59,700	68,868

Line of Credit to Stockholder – $100,000 expired January 2005. Extended on month to month basis. Interest is payable monthly at 15%, collateralized by certain accounts receivable and guaranteed by Company stockholder	100,000	100,000

Notes payable to related party, due dates expired and extended month-to-month, plus interest at 12%	88,000	40,000

Note payable to stockholder, interest is payable monthly at 24%, expired November 2004, collateralized by certain accounts receivable and guaranteed by a Company Stockholder-extended month to month	25,000	150,000

Note payable to stockholder, payable in monthly principal and interest installments of $965 including interest at 15%, through March 2008, collateralized by substantially all assets and guaranteed by a Company stockholder	29,178	32,502

Note payable to stockholder, payable in monthly principal and interest installments of $19,513 including interest at 10%, through December 2004, unsecured	—	24,560

Totals	1,157,116	1,271,168
Less: Current portion	(792,752)	(794,383)

Long-term debt portion	$364,364	476,785

Interest expense incurred to stockholder and related party of the Company totaled approximately $21,000 and $20,000 for the years ended June 30 2005 and 2004, respectfully.
Future maturities of long-term debt for years ending after June 30, 2005 are as follows:

Total
Year ending June 30:
2006	$792,752
2007	124,690
2008	124,278
2009	115,396

$1,157,116

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
In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003. According to the initial agreement, the Company would have owed $1,191,176. After an updated agreement, the Company has a $655,238 balance remaining at June 20, 2005 and 2004.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
This agreement continues to be in the process of being enforced by the Company. It represents a significant estimate made by management.
Note 4. Stockholders’ Deficit:
Preferred stock:
The voting powers and rights of the preferred stock are subject to approval and amendment by the Board of Directors and will be described upon issuance. As of June 30, 2005 and 2004, no shares of preferred stock have been issued or are outstanding.
Stock incentive plan:
The Company adopted a Stock Incentive Plan on April 7, 1997 which authorizes 1,000,000 shares for issuance of stock options and stock appreciation rights and expires 10 years from the effective date of the plan. In addition, the Company has granted certain stock options outside of the plan.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
Note 4. Stockholders’ Deficit (Continued):
Information relating to stock options is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Under option, beginning of year	2,530,000	$.72	2,650,000	$.72
Granted	250,000	$.83	—
Expired	(50,000)	$.38	(120,000)	$.90

Under option, end of year	2,730,000	$.70	2,530,000	$.69

Exercisable at end of year	2,530,000	$.69	2,530,000	$.69

The following table summarizes information about stock options outstanding as of June 30, 2005:

Options Outstanding			Options Exercisable
Exercise	Number	Weighted Average	Weighted Average	Number	Weighted Average
Prices	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$.38 — .50	1,205,000	4.99	$.44	1,155,000	$.44
$.75 — 1.00	1,475,000	6.18	$.89	1,375,000	$.89
$1.01 — 1.50	50,000	8.75	$.50	—	$.50

$.38 — 1.50	2,730,000	5.7	$.70	2,530,000	$.69

The weighted average contractual life of options outstanding is 5.7 years and 6.47 years at June 30, 2005 and 2004, respectively.
Note 5. Related Party Transactions:
The Company incurred consulting fees of approximately $180,000 and $250,000 to two members of the Board of Directors who are also stockholders of the Company for the years ended June 30, 2005 and 2004, respectively. The Company owes these two individuals $683,373 and $575,740 as of June 30, 2005 and 2004, respectively.
In addition, the Company incurred $60,000 in guarantee expense during fiscal 2004 to a Member of the Board of Directors in exchange for guaranteeing and collateralizing the Company’s debt.
Note 6. Commitments and Contingencies:
In February 2003, the Company signed a new lease agreement through January 2013. This lease agreement calls for the following monthly payments: years 1-3, $16,000; years 4-5, $18,667; years 6-7, $20,000; years 8-10, $21,353. In addition, the Company issued the lessor 288,000 shares of common stock in each of the first three years in lieu of paying real estate taxes and other rental expenses. The shares of common stock issued were valued at $.50 per share at the time the agreement was signed.
Combined rental expense on the above operating leases was approximately $336,000 for the years ended June 30, 2005 and 2004.
The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $16,000 for the years ended June 30, 2005 and 2004.
Minimum lease payments at June 30, 2005 are as follows:

	Facility	Equipment	Total
Year Ending June 30:
2006	205,333	10,632	215,965
2007	224,000	10,632	234,632
2008	230,667	10,632	241,299
2009	240,000	5,316	245,316
2010	246,767		246,767
Thereafter	661,953	—	661,953

	$1,808,720	$37,212	$1,845,932

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2005 and 2004
Note 6. Commitments and Contingencies (Continued):
In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $380,283 and $507,043 is included in deferred revenue at June 30, 2005 and 2004, respectively, from this third party that is being recognized into revenue ratably over the maximum term of exclusivity ending June 2008. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.
In addition, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $322,499 and $132,933 as of June 30, 2005 and 2004, respectively.
Note 7. Income Taxes:
The Company has available net operating loss carry-forwards of approximately $6,700,000 at June 30, 2005 which will expire at various times from 2013 to 2024.
The following is a summary of deferred taxes:

	June 30
	2005	2004
Deferred tax assets:
Operating loss carry-forwards	$2,700,000	$2,600,000
Depreciation and amortization	600,000	500,000

	3,300,000	3,100,000
Valuation allowance	(3,300,000)	(3,100,000)

	—	—

A reconciliation of the Company’s statutory tax rate to the effective date is as follows:

	2005	2004
Federal statutory rate	35%	35%
State taxes	5%	5%
Other	(1)%	(1)%
Valuation allowance	(39)%	(39)%

	0%	0%

Federal tax rules impose limitations on the utilization of net loss carry-forwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.
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
Note 9. Major Customers:
The Company derived more than 10% of its revenues from the following unaffiliated customer and had receivable balances from those customers in the approximate amounts of:

	2005		2004
	Sales	Receivables	Sales	Receivables
Customer B	$331,668	—		—
Customer C	$183,351	—	$479,000	$—
Customer D	$910,319	$102,144	$1,077,000	$207,000

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On December 19, 2004, our Board of Directors approved and authorized the termination of the services of Virchow, Krause & Company, LLP (“VK&Co.”) as our principal independent accountant. The termination of the services of VK&Co. was a result of communication between us and VK&Co. and the subsequent decision by our Board of Directors that it would be in our best interests to effect a change in auditors in order to address the needs of a small business development company. During our two most recent fiscal years and any subsequent interim period preceding the resignation of VK&Co., there were no disagreements with VK&Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of VK&Co., would have caused VK&Co. to make reference to the subject matter of the disagreements in connection with its reports. The report of VK&Co. for fiscal year ended June 30, 2004 indicated the following:
     “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceeded its current assets as of June 30, 2004. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”
     Except as described in the immediately preceding paragraph, the report of VK&Co. did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
     On January 17, 2005, our Board of Directors approved and authorized the engagement of the services of Carver Moquist & O’Connor, LLC (“CMO“), as our principal independent accountants. The address and telephone/facsimile numbers for CMO are as follows: 1550 American Blvd. East, Suite 680, Bloomington, Minnesota 55425, telephone no. 952.854.5700 and facsimile no. 952.854.1163.
     We did not previously contact CMO prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and nether written nor oral advice was sought by us from CMO prior to its engagement regarding an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.
ITEM 8A. CONTROLS AND PROCEDURES
     An evaluation was conducted under the supervision and with the participation of our management, including Stephen Nagel, our Chief Executive Officer/President, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Mr. Nagel concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE
     Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2005-2006. When established, the audit committee’s primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.
ITEM 8B. OTHER INFORMATION
     Not applicable.
Part III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.
     As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Thomas Gerschman	48	Director and Chairman of the Board
Stephen Nagel	55	Director, President
Kenneth Bradley	57	Secretary
Thomas LeFort	36	Director

BIOGRAPHIES
     The backgrounds of our directors and executive officers are as follows:
     Thomas Gerschman. Mr. Gerschman has been a director and the chairman of our Board of Directors since 1999. Mr. Gerschman assists us in corporate finance and strategic European relationships. Mr. Gerschman has an extensive background in investment banking having worked with Warburg Paribus Becker, Inc. (Geneva and New York) in the early 1980s and continuing with Mount Keen & Co., Inc. (New York) as managing director. Additionally, Mr. Gerschman has experience in plastic manufacturing as president of Plastic Technologies Co. (Atlanta) and Summore Plastics, Inc. (Tampa) since 1990.
     Stephen Nagel. Mr. Nagel is our founder and has been with us since our inception. Mr. Nagel has been a director and our President/Chief Executive Officer. Mr. Nagel is recognizes as one of the leaders in the development and marketing of new technologies in the dye sublimation industry. Mr. Nagel is experienced in all aspects of our business operations, including capital formation, new technology development, sales and marketing and strategic partnering. Prior to our formation, Mr. Nagel was successful in creating and developing several other companies,, both public and private. His prior experience includes services as the chief executive officer of Rescon Technology (1976-1992), a manufacturer of construction materials. He founded and was the chief executive officer of Selectronics, Inc. (1983-1991), a consumer electronics and software publisher. Mr. Nagel arranged a public underwriting for each of these companies and subsequently their sale or merger. Under his leadership, Selectronics, Inc. grew from being a start-up company to generating $34,000,000 in sales when it merged with a Xerox controlled company. Mr. Nagel holds an Master in Business Administration from Arizona State University and a Juris Doctorate from the University of Wyoming. He is a member of the Wyoming Bar Association.
     Kenneth Bradley. Mr. Bradley has been our Secretary since September 1999. Mr. Bradley has also worked with us since our inception as a financial advisor to management. He currently is a partner with the accounting firm of Porter, Muirhead, Cornia & Howard located in Casper, Wyoming.
     Thomas LeFort. Mr. LeFort has been a director since 2004. Mr. LeFort provides us with marketing expertise. He was the former vice president of marketing for Doublet SA France (1993-1996), which is a large provider of format printing goods and event related equipment in Europe. He was also the president and chief executive officer of Doublet Mfg. Inc. based in San Francisco, California, a subsidiary of Doublet SA until 2003. Mr. LeFort is currently a partner in the food industry in San Francisco providing various products in William-Sonoma and operating two restaurants located in San Francisco and New York City. Mr. LeFort graduated from Ecole Superieure de Commerce de Reims (CESEM degree), a leading French business school. He also has a Bachelor of Arts in European Business Administration from Middlesex Business School in London.

FAMILY RELATIONSHIPS
     There are no family relationships among our directors or officers.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.
ITEM 10. EXECUTIVE COMPENSATION.
     During fiscal years ended June 30, 2005 and 2004, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.
     Generally, our directors do not receive salaries or fees for serving as directors nor do they receive any compensation for attending meetings of the Board of Directors. However, we may adopt a director compensation policy in the future. We do not currently have any standard arrangement pursuant to which our directors are compensated for services provided as a director or for committee participation or special assignments. Directors are, however, entitled to reimbursement of expenses incurred in attending meetings.

SUMMARY COMPENSATION TABLE
Compensation
     Certain of our executive officers received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2005, 2004 and 2003. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by our officers and directors.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
				Other
				Annual	Restricted	Securities		All Other
				Compen-	Stock	Underlying	LTIP	Compen-
Name and Principal		Salary	Bonus	sation	Award(s)	Options/SARs	Payouts	sation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Stephen Nagel
President/Chief	2005	$118,500(1)	Nil	Nil	None	Nil	None	None
Executive Officer	2004	$191,000(2)	Nil	Nil	None	Nil	None	None
and Director	2003	$140,000(3)	Nil	Nil	None	Nil	None	None

(1)	Of the $118,500 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2005, $70,000 was actually paid and $48,500 was accrued. As of fiscal year ended June 30, 2005, an aggregate of $221,000 has accrued to Mr. Nagel and remains due and owing.

(2)	Of the $191,000 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2004, $78,500 was actually paid and $112,500 was accrued to Mr. Nagel.

(3)	Of the $140,000 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2003, $80,000 was actually paid and $60,000 was accrued to Mr. Nagel.

Stock Options/SAR Grants In Fiscal Year Ended June 30, 2005
     As of the date of this Annual Report, we have a Stock Incentive Plan in effect. The following reflects that information for fiscal year ended June 30, 2005 regarding stock options.

	Number of Securities	% of Total Options/SARs
	Under	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted	Financial Year	($/Security)	Expiration Date
Thomas Gerschman	500,000		$0.375
				May 1, 2010
	500,000		$0.50
				May 1, 2011
	500,000		$0.75
				May 1, 2012
	500,000		$1.00

				May 1, 2013
	2,000,000	73.26%
Long Term Incentive Plan (“LTIP”) Awards Table
     We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended June 30, 2005.
EMPLOYMENT AGREEMENTS
     As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we may enter into such agreements with our senior executive officers in the future.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 30, 2005, there are 24,117,544 shares of common stock issued and outstanding.

	Name and Address(1) of Beneficial	Amount and Nature of		Percentage
Title of Class	Owner	Beneficial Ownership		of Class
Common	Thomas Gerschman	2,046,875	(2)	7.84%
Common	Stephen Nagel	6,211,000		25.75%
Common	Philippe Nordman	10,236,690		42.44%
Common	Kenneth Bradley	-0-		-0-

	Thomas LeFort
Common	Executive Officers/Directors as a Group (4 Persons)	8,275,875		31.69%

(1)	The address for all management is 7347 S. Revere Parkway, Centennial, Colorado 80112.

(2)	Represents: (i) 46,875 shares of restricted common stock; (ii) assumption of the exercise of 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $0.375 per share expiring on May 1, 2010; (iii) assumption of the exercise of 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share expiring on May 1, 2011; (iv) assumption of the exercise of 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $0.75 per share expiring on May 1, 2012; and (v) assumption of the exercise of 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share expiring on May 1, 2013.
CHANGES IN CONTROL
     Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     As disclosed in “Material Commitments”, we have been able to receive loans for short-term working capital, move-in costs and equipment acquisitions. These loans have all been personally guaranteed by our President, Mr. Nagel. Accordingly, we have accrued an additional $60,000 in expenses for such loan guarantees.
ITEM 13. EXHIBITS
(a) Exhibit List
31	Certificate pursuant to Rule 13a-14(a)

32	Certificate pursuant to 18 U.S.C. Subsection 1350
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
     During fiscal year ended June 30, 2005, we incurred approximately $31,000 in fees to our prior independent accountant, Virchow, Krause & Company, LLP, and $2,000 to Carver Moquist & O’Conner, for professional services rendered in connection with our financial statements during fiscal year ended June 30, 2005 and for the review of our financial statements for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005.
     Our principal accountants did not bill any other audit-related fees during the respective time periods.
TAX FEES
     During the fiscal year ended June 30, 2005, we incurred approximately $-0- to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods.
ALL OTHER FEES
     During fiscal year ended June 30, 2005, we incurred approximately $-0- to our principal independent accountants for professional services other than audit and tax services.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Kolorfusion International, Inc.
(Registrant)

By	/s/ Stephen Nagel

Stephen Nagel President/Chief Executive Officer
Date October 12, 2005
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stephen Nagel

Stephen Nagel Director
Date October 12, 2005

By	/s/ Thomas Gerschman

Thomas Gerschman Director
Date October 12, 2005

By	/s/ Thomas LeFort

Thomas LeFort Director
Date October 12, 2005

Exhibit Index

Exhibit
Number	Description
31	Certificate pursuant to Rule 13a-14(a)

32	Certificate pursuant to 18 U.S.C. Subsection 1350