Form 10QSB
period 2005-09-30
KOLORFUSION INTERNATIONAL INC
filed 2005-11-14
CIK 1059397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-28351
KOLORFUSION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1317836

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
24,114,544 Common Shares were outstanding as of November 4, 2005

KOLORFUSION INTERNATIONAL, INC.

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,699	$152,093
Trade accounts receivable, allowance for doubtful accounts $20,000 as of June 05 and $8,500 as of Sep 05	76,567	193,351
Inventories	228,128	209,558

Total current assets	386,394	555,002

OTHER ASSETS:
Patents, less accumulated amortization September $3,015,578; June $2,954,036	676,952	738,494
Other	192,100	193,000

	869,052	931,494

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	123,764	115,589

	$1,379,210	$1,602,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$283,940	$280,830
Deferred revenue	214,469	448,843
Current portion of long-term debt	708,330	792,752
Accrued expenses	115,853	20,415
Accrued expenses due stockholders	683,373	683,373

Total current liabilities	2,011,965	2,226,213

LONG-TERM DEBT, net of current portion	446,115	364,364
DEFERRED REVENUE	223,079	253,939

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, September 24,117,544; June 24,117,544 shares issued and outstanding	24,118	24,118
Additional paid-in capital	10,218,164	10,218,164
Accumulated deficit	(11,538,231)	(11,484,712)

	(1,295,949)	(1,242,431)

	$1,379,210	$1,602,085

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues	$489,787	$897,116

Expenses:
Cost of sales	229,024	587,337
Selling, general and administrative expenses	300,702	435,505

Operating income (loss)	(39,939)	(125,726)

Other income (expense)	(13,578)	(12,080)

Income (loss) before income taxes	(53,518)	(137,806)

Income taxes	—	—

Net income (loss)	$(53,518)	$(137,806)

Income (loss) per common share — basic and diluted	$(.00)	$(.00)

Weighted average outstanding shares – basic and diluted	24,117,544	24,117,544

See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,517)	$(137,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,704	69,778
Increase in trade accounts receivable	116,784	68,176

Decrease in inventories	(18,570)	129,472
Decrease in other assets	900	20,000
Increase (decrease) in accounts payable	3,109	(19,938)
(Decrease) or increase in deferred revenue	(175,234)	(77,540)

Increase (decrease) in accrued expenses	5,438	6,182
Increase in accrued expenses due stockholders	0	16,000

Net cash provided by (used in) operating activities	(50,386)	74,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	17,338	(5,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Short Term debt	13,378
Payments on long-term debt	(16,048)	(173.305)
Net proceeds from issuance of common shares	0.00	0

Net cash (used in) financing activities	(2,671)	(173,305)

Increase (decrease) in cash and cash equivalents	(70,394)	(104,809)

Cash and cash equivalents:
Beginning	152,093	138,940

Ending	$81,699	$34,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$13,695	$14,559

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheet as of September 30, 2005, the statements of operations for the three-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2005 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.
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
The Company has adopted the disclosure-only provisions of SFAS No. 123. During the quarters ended September 30, 2005 and 2004 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.
Note 3. Patents:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended September 30, 2005 and 2004. Patent amortization expense will be $246,170 for each of the next four years.
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

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2005, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management. There is a remote chance that a change in the estimate will occur in the near term. Management feels that any changes to the agreement would not be material to the financial statements.
Note 5. Stockholders’ Deficit:
During the three months ended September 30, 2005, stockholders’ deficit changed for a net loss of $53,518.
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

KOLORFUSION INTERNATIONAL, INC.
ITEM 2. MANAGEMENT’S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General
     Kolorfusion International, Inc., a Colorado corporation (the “Company”) currently trades on the Over-the-Counter Bulletin Board under the symbol “KOLR”.
     The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Garrity — flashlights, Daisy — air guns, Gerber — hand tools, Tru-Glo — bow sights, Allied Wheel Company — steel wheel rims, Sunrise Medical — wheelchairs, Excalibur-bows, K2-snowboard bindings, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
     For the Three-Month Period Ended September 30, 2005 compared to the Three-Month Period Ended September 30, 2004.
     The Company incurred net losses of approximately ($53,518) for the three-month period ended September 30, 2005 compared to a net loss of approximately ($137,805) for the three-month period ended September 30, 2004 (a decrease of $84,287).
     During the three-month period ended September 30, 2005, the Company generated $489,787 in gross revenues compared to $897,116 in gross revenues during the three-month period ended September 30, 2004 (a decrease of $407,329). The decrease in gross revenues was due to processing customers in the same quarter of last year now converting to royalty or licensing revenues this quarter of this year..

     During the three-month period ended September 30, 2005, the Company incurred $529,726 in expenses compared to $1,02,842 in expenses during the three-month period ended September 30, 2004 (a decrease of $493,116). Expenses incurred consisted of: (i) $229,024 (2004: $587,337) in cost of goods sold; (ii) $300,702 (2004: $435,505) in selling, general and administrative expenses. The primary decrease was related to cost of goods sold, which relates to the Company performing more printing services during the quarter as compared to higher processing services during the quarter ending September 30, 2004. Additionally, the Company has reduced its staff during the quarter as compared to last year employee staff. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
     As a result of the above, the Company’s net loss for the three-month period ended September 30, 2005 was a recorded net loss of ($53,518) or ($0.00) per share. The Company provided $50,386 in negative operating cash flow for the three months ended September 30, 2005, as compared to a positive operating cash flow of $74,325 during the three months ended September 30, 2004.
Liquidity and Capital Resources
     Three-Month Period Ended September 30, 2005
     The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2005 was $11,538,231 and current liabilities are in excess of current assets. It has been able to maintain a positive cash position solely through financing activities. The Company is seeking to finalize an equity placement of $1,500,000 during the next 6 months to support its plans for future growth and working capital needs.
     As of the three-month period ended September 30, 2005, the Company’s current assets were $386,394 and its current liabilities were $2,011,965, which resulted in a working capital deficit of $1,625,571. As of the three-month period ended September 30, 2005, the Company’s total assets were $1,379,210 consisting of: (i) $81,699 in cash; (ii) $76,567 in net trade accounts receivable; (iii) $228,128 in inventory; (iv) $676,952 in valuation of patents (less accumulated amortization); (v) $123,764 in net valuation of leasehold improvements and equipment; and (vi) $192,100 in other assets.
     As of the three-month period ended September 30, 2005, the Company’s total liabilities were $2,681,159 consisting of: (i) $283,940 in accounts payable; (ii) $437,548 in current and long-term deferred revenue; (iii) $1,154,445 in current and long-term debt; (iv) $115,583 in accrued expenses; (v) $683,373 in accrued expenses due stockholders.
     During the three-month period ended September 30, 2005, net cash flows provided by operating activities was $(50,386), consisting primarily of a net loss of ($53,518), which was adjusted by $70,704 to reconcile the non-cash expense of depreciation and amortization and decreases in inventory and deferred revenues (18,570 and 175,234 respectfully) and increases in accounts receivable (116,784), accounts payable (3,109) and an increase in accrued expenses of $5,438. During the three-month period ended September 30, 2005, net cash flows used in investing activities was ($2,671).
     During the three-month period ended September 30, 2005, net cash flows used in financing activities was ($16,048) for payment on long-term debt.
     The Company’s future success and viability are dependent on the Company’s ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operating and capital raising efforts, however, there can be no assurance that the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

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
     Inventory Valuation
     As noted in Note 1 (of Form 10KSB for the year ended June 30, 2005) of the Notes to the Financial Statements, inventories consist of raw materials, and are valued at the lower of cost or market (first-in, first-out method).
     Revenue Recognition and Deferred Revenue
     As noted in Note 1 (of Form 10KSB for the year ended June 30, 2005) to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. The Company recognizes sales when products are shipped, collection is probable and the fee is fixed or determined. The Company ensures that the transactions comply with the seven conditions and six considerations contained in Accounting and Auditing Release No. 108 of the Securities & Exchange Commission (SEC) and SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. All revenue invoiced in excess of revenue recognized is recorded as deferred revenue.
     Estimate
     As noted in Note 4 to the financial statements, the debt restructuring represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate may occur in the near term.
Patent Rights
     At noted in Note 1 (of Form 10KSB for the year ended June 30, 2005) to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.
ITEM 3. CONTROLS & PROCEDURES
     Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEEDINGS
     The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b)	No reports on Form 8-K were filed during the three months ended September 30, 2005.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.

Date: November 14, 2005	By:	/s/ Stephen Nagel

Director, President

EXHIBIT INDEX
Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
No reports on Form 8-K were filed during the three months ended September 30, 2005.

* Filed herewith.