Form 10QSB/A
period 2005-09-30
KOLORFUSION INTERNATIONAL INC
filed 2005-12-01
CIK 1059397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT 1 TO-
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 Amendment-1
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
24,117,544 Common Shares were outstanding as of November 4, 2005

KOLORFUSION INTERNATIONAL, INC.
I N D E X

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,699	$152,093
Trade accounts receivable net of allowance for doubtful accounts of $8,500 and $20,000 as of Sep 05 and June 05, respectively	76,567	193,351
Inventories	228,128	209,558

Total current assets	386,394	555,002

OTHER ASSETS:
Patents, net of accumulated amortization
September $3,015,578; June $2,954,036	676,952	738,494
Other	192,100	193,000

Total other assets	869,052	931,494

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	123,764	115,589

Total assets	$1,379,210	$1,602,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$283,940	$280,830
Deferred revenue	214,469	448,843
Current portion of long-term debt	708,330	792,752
Accrued expenses	115,853	20,415
Accrued expenses due stockholders	683,373	683,373

Total current liabilities	2,005,965	2,226,213

LONG-TERM DEBT, net of current portion	446,115	364,364
DEFERRED REVENUE, net of current portion	223,079	253,939

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 24,117,544 shares issued and outstanding	24,118	24,118
Additional paid-in capital	10,218,164	10,218,163
Accumulated deficit	(11,538,231)	(11,484,712)

Total stockholders’ deficit	(1,295,949)	(1,242,431)

Total liabilities and stockholders’ deficit	$1,379,210	$1,602,085

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues	$489,787	$897,116

Expenses:
Cost of sales	229,024	587,337
Selling, general and administrative expenses	300,702	435,505

Operating loss	(39,939)	(125,726)

Other income (expense)	(13,578)	(12,079)

Loss before income taxes	(53,517)	(137,805)

Income taxes	—	—

Net loss	$(53,517)	$(137,805)

Loss per common share — basic and diluted	$(.00)	$(.01)

Weighted average outstanding shares — basic and diluted	24,117,544	23,799,544

See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,517)	$(137,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,704	69,778
Decrease in trade accounts receivable	116,784	68,176
Decrease (increase) in inventories	(18,570)	129,472
Decrease in other assets	900	20,000
Increase (decrease) in accounts payable	3,109	(19,938)
Decrease increase in deferred revenue	(175,234)	(77,540)

Increase in accrued expenses	5,438	6,182
Increase in accrued expenses due stockholders	0	16,000

Net cash provided by (used in) operating activities	(50,386)	74,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(17,338)	(5,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From long term debt	13,378	—
Payments on long-term debt	(16,047)	(173,305)
Net proceeds from issuance of common shares	0.00	0

Net cash used in financing activities	(2,671)	(173,305)

Decrease in cash and cash equivalents	(70,394)	(104,809)

Cash and cash equivalents:
Beginning of period	152,093	138,940

End of period	$81,699	$34,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$13,695	$14,559

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheet as of September 30, 2005, the statements of operations for the three months ended September 30, 2005 and 2004, and the condensed statements of cash flows for the three months then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2005 and for all periods presented have been made.
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
Note 3. Patents:
The Company purchased the patent rights for Canada and the United States. The cost of those rights is amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended September 30, 2005 and 2004. Patent amortization expense will be $246,170 for each of the next four years.
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
Note 5. Stockholders’ Deficit:
During the three months ended September 30, 2005, stockholders’ deficit changed for a net loss of $53,517.
Note 6: Company’s Continued Existance:
The accompanying financial statements have been prepared in conforminty with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,538,231. At September 30, 2005 the Company’s current liabilities exceeded current assets by $1,619,571. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an investment of total line of credit of $1,500,000 to support its plans for future growth ans working capital needs.
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
Note 8: Major Customer:
During the three months ended September 30, 2005, the Company had one unaffiliated customer that accounted for approximately 52% of the total revenue.

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
     The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris – all terrain vehicles, Garrity – flashlights, Daisy – air guns, Gerber – hand tools, Tru-Glo – bow sights, Allied Wheel Company – steel wheel rims, Sunrise Medical – wheelchairs, Excalibur-bows, K2-snowboard bindings, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
     For the Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004.
     The Company incurred net losses of approximately ($53,517) for the three months ended September 30, 2005 compared to a net loss of approximately ($137,805) for the three months ended September 30, 2004 (a decrease of $84,288).
     During the three months ended September 30, 2005, the Company generated $489,787 in gross revenues compared to $897,116 in gross revenues during the three months ended September 30, 2004 (a decrease of $407,329). The decrease in gross revenues was due to processing customers in the same quarter of last year now converting to royalty or licensing revenues this quarter of this year.
     During the three months ended September 30, 2005, the Company incurred $529,726 in expenses compared to $1,022,842 in expenses during the three month period ended September 30, 2004 (a decrease of $493,116). Expenses incurred consisted of: (i) $229,024 (2004: $587,337) in cost of goods sold; (ii) $300,702 (2004: $435,505) in selling, general and administrative expenses. The primary decrease was related to cost of goods sold, which relates to the Company performing more printing services during the quarter as compared to higher processing services during the quarter ending September 30, 2004. Additionally, the Company has reduced its staff during the quarter as compared to last year employee staff. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
     As a result of the above, the Company’s net loss for the three months ended September 30, 2005 was a recorded net loss of ($53,517) or ($0.00) per share. The Company provided $50,386 in negative operating cash flow for the three months ended September 30, 2005, as compared to a positive operating cash flow of $74,325 during the three months ended September 30, 2004.
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
     As of September 30, 2005, the Company’s current assets were $386,394 and its current liabilities were $2,005,965, which resulted in a working capital deficit of $1,619,571. As of the three-month period ended September 30, 2005, the Company’s total assets were $1,379,210 consisting of: (i) $81,699 in cash; (ii) $76,567 in net trade accounts receivable; (iii) $228,128 in inventory; (iv) $676,952 in valuation of patents (less accumulated amortization); (v) $123,764 in net valuation of leasehold improvements and equipment; and (vi) $192,100 in other assets.
     As September 30, 2005, the Company’s total liabilities were $2,681,159 consisting of: (i) $283,940 in accounts payable; (ii) $437,548 in current and long-term deferred revenue; (iii) $1,154,445 in current and long-term debt; (iv) $115,583 in accrued expenses; (v) $683,373 in accrued expenses due stockholders.
     During the three months ended September 30, 2005, net cash flows provided by operating activities was ($50,386), consisting primarily of a net loss of ($53,518), which was adjusted by $70,704 to reconcile the non-cash expense of depreciation and amortization and decreases in inventory and deferred revenues ($18,570 and $175,234, respectfully) and decreases in accounts receivable ($116,784), increases in accounts payable ($3,109) and an increase in accrued expenses of $5,438. During the three months ended September 30, 2005, net cash flows used in investing activities was ($2,671).
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
Critical Accounting Policies
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
Patent Rights
     At noted in Note 1 (of Form 10KSB for the year ended June 30, 2005) to the Financial Statements, the cost of the patent rights is being amortized using the straight-line method over nine years. In accordance with SFAS No. 142, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.

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

KOLORFUSION INTERNATIONAL, INC.
Date: November 30, 2005	By:	/s/ Stephen Nagel
Director, President

EXHIBIT INDEX

Exhibits:	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.