Form 10QSB
period 2005-12-31
KOLORFUSION INTERNATIONAL INC
filed 2006-02-21
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes _X___No ___
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
24,117,544 Common Shares were outstanding as of February 17, 2006

KOLORFUSION INTERNATIONAL, INC.
I N D E X

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,676	$152,093
Trade accounts receivable, allowance for doubtful accounts of $8,500 and $20,000, respectively	219,919	193,351
Inventories	230,969	209,558

Total current assets	458,564	555,002

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	115,687	115,589

OTHER ASSETS:
Patents, less accumulated amortization of $3,077,121 and $2,954,036, respectively	615,409	738,494
Other	156,100	193,000

	771,509	931,494

	$1,345,760	$1,602,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$411,758	$280,830
Deferred revenue	174,052	448,843
Current portion of long-term debt	715,582	792,752
Accrued expenses	19,502	20,415
Accrued expenses due stockholders	683,373	683,373

Total current liabilities	2,004,267	2,226,213

LONG-TERM DEBT, net of current portion	439,130	364,364
DEFERRED REVENUE	190,559	253,939

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,
24,117,544 shares issued and outstanding	24,118	24,118
Additional paid-in capital	10,218,163	10,218,163
Accumulated deficit	(11,530,477)	(11,484,712)

	(1,288,196)	(1,242,431)

	$1,345,760	$1,602,085

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Month and Six month periods Ended December 31, 2005 and 2004
(Unaudited)
KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Revenues	$540,259	$423,921	$1,030,048	$1,321,037

Cost of sales	252,006	238,346	481,031	825,683
Gross Profit	288,253	185,575	549,017	495,354
Selling, general and administrative expenses	268,898	327,536	569,601	763,041

Operating income (loss)	19,355	(141,961)	(20,584)	(267,687)
Other income	114	2,126	114	4,606
Interest Expense	(11,717)	(10,106)	(25,295)	(24,665)

Total Other Expense	(11,603)	(7,980)	(25,181)	(20,059)

Income/ (loss ) before income taxes	$7,752	$(149,941)	$(45,765)	$(287,746)
Income taxes	—	—	—	—
Net income (loss)	$7,752	$(149,941)	$(45,765)	$(287,746)
Net (loss) per common share — basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average outstanding shares — basic and diluted	24,117,544	23,809,544	24,117,544	23,809,544
See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(45,765)	$(287,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued to employee for compensation		15,000
Depreciation and amortization	141,513	139,552
Change in Operating Assets and Liabilities
(Increase) decrease in trade accounts receivable	(26,568)	195,320
(Increase) decrease inventories	(21,411)	138,188
Decrease in other assets	36,900	56,000
Increase (decrease) in accounts payable	130,928	(67,418)
Decrease in deferred revenue	(338,171)	(97,147)
Decrease in accrued expenses	(913)	(32,800)
Increase in accrued expenses due stockholders	—	46,500

Net cash provided by (used in) operating activities	(123,487)	105,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(18,526)	(5,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt	13,378
Payments on long-term debt	(15,782)	(178,257)

Net cash (used in) financing activities	(2,404)	(178,257)

Decrease in cash and cash equivalents	(144,417)	(78,637)

Cash and cash equivalents:
Beginning of period	152,093	138,940

End of period	$7,676	$60,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$25,295	$24,665

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheet as of December 31, 2005, the statements of operations for the three and six month periods ended December 31, 2005 and 2004, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2005 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. Certain outstanding options (2,780,000) were excluded from the diluted net income per share calculation for the three month period ended December 31, 2005 because their effect would have been anti-dilutive, as their exercise price were greater than the average market price of the Company’s common stock during the period. The number of outstanding dilutive shares at December 31, 2005 and 2004 was none.
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
The Company has adopted the disclosure-only provisions of SFAS No. 123. During the quarters ended December 31, 2005 and 2004 there were no stock options that vested. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.
Note 4. Patents:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended December 31, 2005 and 2004. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008.
Note 5. Debt:
The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due had been classified as a current liability. In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. The Company has not received any services to-date and believes the individual will not provide any future bona fide services pursuant to the agreement.
In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
As of December 31, 2005, this agreement continues to be in process of being enforced by the Company and represents a significant estimate made by management. There is a remote chance that a change in the estimate will occur in the near term. Management feels that any changes to the agreement would not be material to the financial statements.
Note 6. Stockholders’ Deficit:
During the six months ended December 31, 2005, stockholders’ deficit changed for a net loss of $45,765.
Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,530,477. At December 31, 2005 the Company’s current liabilities exceeded current assets by $1,545,703. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an investment or line of credit of $600,000 or more to support its plan for future growth and working capital needs.
Note 8. Revenue:
During the three months ended September 31, 2002, the Company signed a license agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement. The Company, in return, received $750,000 from this third party that is being recognized into revenue ratable over the maximum term of exclusivity ending June 2008.

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
     The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Nike-backpack frames, Gerber — hand tools, Tru-Glo — bow sights, Sunrise Medical — wheelchairs, Excalibur-bows, K2-snowboard bindings, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
     For the Three-Month Period Ended December 31, 2005 compared to the Three-Month Period Ended December 31, 2004.
     The Company had net income of $7,752 for the three-month period ended December 31, 2005 compared to a net loss of approximately ($149,941) for the three-month period ended December 31, 2004 . This represents a$157,695 decrease in loss. During the three-month period ended December 31, 2005, the Company generated $540,259 in gross revenues compared to $423,921 in gross revenues during the three-month period ended December 31, 2004 an increase of $116,338. The primary increase was due to increased sales to licensees. During the three-month period ended December 31, 2005, the Company incurred $520,904 in expenses and cost of goods sold (selling & general administrative expenses were $268,898) as compared to the three month period ended December 31, 2004 where the Company incurred $565,882 in expenses and cost of goods sold (selling & general administrative expenses were $327,536). A total decrease of $44,978.
     For the Six-Month Period Ended December 31, 2005 compared to the Six-Month Period Ended December 31, 2004.
     The Company incurred a net loss of ($45,765) for the six-month period ended December 31, 2005 compared to a net loss of ($287,746) for the six-month period ended December 31, 2004, this represents a $241,981 decrease in loss. The six month gross revenues for the periods ended December 31, 2005 and 2004 were $1,030,048 and $1,321,037, respectfully, a decrease of $290,989. The six month decrease in gross revenues was due to processing customers in the same quarter of last year, which are now converting to royalty or licensing revenues for the six month period of this year.
     During the six months ended December 31, 2005 the Company incurred expenses and cost of goods sold of $1,050,632 (selling & general administrative expenses were $569,601) compared to the six months ended December 31, 2004 of $1,588,724 of expenses and cost of goods sold (selling & general administrative expenses $763,081). A total decrease of $538,092. The decrease was due to cost of sales decreasing by $344,652 and selling, general & administrative also having a decrease of $193,440 The primary decrease in cost of goods sold relates to the Company performing more printing services during the current period as compared to higher processing services, which are more cost intensive, during the same six month period ending December 31, 2004. Additionally, the Company has reduced its staff during the six months as compared to last year’s employee staff levels Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
     Six-Month Period Ended December 31, 2005
     The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2005 was $11,530,477 and current liabilities are in excess of current assets. The Company has been able to maintain a positive cash position solely through financing activities. The Company is seeking to finalize an equity placement of $1,300,000 during the next few months to support its plans for future growth and working capital needs.
     As of the six-month period ended December 31, 2005, the Company’s current assets were $458,564 and its current liabilities were $2,004,267, which resulted in a working capital deficit of $1,545,703. As of the six-month period ended December 31, 2005, the Company’s total assets were $1,345,760 consisting of: (i) $7,676 in cash; (ii) $219,919 in net trade accounts receivable; (iii) $230,969 in inventory; (iv) $615,409 in valuation of patents (less accumulated amortization); (v) $115,687 in net valuation of leasehold improvements and equipment; and (vi) $156,100 in other assets.
     As of the six-month period ended December 31, 2005, the Company’s total liabilities were $2,633,956 consisting of: (i) $411,758 in accounts payable; (ii) $364,611 in current and long-term deferred revenue; (iii) $1,154,712 in current and long-term debt; (iv) $19,502 in accrued expenses; (v) $683,373 in accrued expenses due stockholders.
     The Company incurred $123,487 in negative operating cash flow for the six months ended December 31, 2005, as compared to a positive operating cash flow of $105,449 during the six months ended December 31, 2004. The main drivers for this operating cash flow loss was due to changes in working capital assets and liabilities, primarily accounts receivables, inventory and deferred revenue. During the six-month period ended December 31, 2005, net cash flows used in investing activities was $18,526 compared to $5,829 for the previous period. During the six month period ended December 31, 2005, net cash flow used in financing activities was $2,404, which was for net payments on long-term debt.
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
     There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be from increased sales accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts should continue to expand the use of the

7

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
Significant Accounting Policies
     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 (of Form 10KSB for the year ended June 30, 2005) of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(b)	No reports on Form 8-K were filed during the three months ended December 31, 2005.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.

Date: February 21, 2006	By:	/s/ Stephen Nagel

Director, President

Exhibit Index

Exhibit No.	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.