Form 10QSB
period 2006-03-31
KOLORFUSION INTERNATIONAL INC
filed 2006-05-22
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number: 0-28351
KOLORFUSION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1317836

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
7347 S. Revere Parkway, Centennial, CO 80112

(Address and zip code of principal executive offices)
(303) 690-2910

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. Yes ☒ No ☐
24,309,540 Common Shares were outstanding as of May 15, 2006

KOLORFUSION INTERNATIONAL, INC.
I N D E X

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets March 31, 2006 (Unaudited) and June 30, 2005	1

	Statements of Operations Three and nine month periods ended March 31, 2006 and 2005 (Unaudited)	2

	Condensed Statements of Cash Flows Nine month periods ended March 31, 2006 and 2005 (Unaudited)	3

	Selected Notes to Condensed Financial Statements (Unaudited)	4-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-10

Item 3.	Controls & Procedures	10

PART II	OTHER INFORMATION	11
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Preferred Stock Purchase Agreement

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$630,865	$152,093
Trade accounts receivable, allowance for doubtful accounts of $8,500 and $20,000, respectively	58,174	193,351
Inventories	314,625	209,558

Total current assets	1,003,664	555,002

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	109,000	115,589

OTHER ASSETS:
Patents, less accumulated amortization of $3,077,121 and $2,954,036, respectively	553,867	738,494
Other	106,401	193,000

	660,268	931,494

	$1,772,932	$1,602,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$435,235	$280,830
Deferred revenue	160,719	448,843
Current portion of long-term debt	463,255	792,752
Accrued expenses	32,178	20,415
Accrued expenses due stockholders	333,373	683,373

Total current liabilities	1,424,760	2,226,213

LONG-TERM DEBT, net of current portion	38,269	364,364
DEFERRED REVENUE	158,452	253,939

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 and 24,117,544 shares issued and outstanding, respectively	24,313	24,118
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 and 0 shares issued and outstanding, respectively	1,077
Additional paid-in capital	11,472,130	10,218,163
Accumulated deficit	(11,346,069)	(11,484,712)

	151,451	(1,242,431)

	$1,772,932	$1,602,085

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Month and Nine month periods Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Revenues	$317,557	$283,076	$1,347,605	$1,604,113
Cost of sales	195,976	145,516	677,007	971,199
Gross Profit	121,581	137,560	670.598	632,914
Selling, general and administrative expenses	274,225	350,496	843,826	1,113,537

Operating income (loss)	(152,644)	(212,936)	(173,228)	(480,623)
Other income	350,261	3,155	350,377	7,761
Interest Expense	(13,208)	(14,566)	(38,503)	(39,231)

Income/(loss) before income taxes	$184,409	($224,347)	$138,646	($512,093)
Income taxes Net income ( loss)	$184,409	($224,347)	$138,646	($512,093)
Net income (loss) per common share — basic and diluted	$0.01	($0.01)	$0.01	($0.01)
Weighted average outstanding shares — basic and diluted	24,117,544	23,925,544	29,502,159	23,844,877
See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$138,646	$(512,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued to employee for services	—	15,000
Common stock issued for rent	—	144,000
Depreciation and amortization	212,341	209,329
Forgiveness of accrued expenses due to stockholder	(350,000)
Change in Operating Assets and Liabilities
(Increase) decrease in trade accounts receivable	135,177	167,648
(Increase) decrease inventories	(105,067)	158,539
Decrease in other assets	84,000	(125,730)
Increase (decrease) in accounts payable	154,404	(127,031)
Increase (decrease) in deferred revenue	(383,611)	126,580)
Decrease in accrued expenses	11,763	(29,837)
Increase in accrued expenses due stockholders	—	76,500

Net cash provided by (used in) operating activities	(102,347)	102,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(18,528)	(6,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		50,000
Payments on long-term debt	—	(182,880)
Net proceeds from preferred stock issuance	599,647

Net cash (used in) financing activities	599,647	(132,880)

Increase (decrease) in cash and cash equivalents	478,772	(36,582)

Cash and cash equivalents:
Beginning of period	152,093	138,940

End of period	$630,865	$102,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$36,319	$39,231

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Condensed Financial Statements:
The condensed balance sheet as of March 31, 2006, the statements of operations for the three and nine month periods ended March 31, 2006 and 2005, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2006 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Note 2.	Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. Certain outstanding options (2,780,000) were excluded from the diluted net income per share calculation for the three month period ended March 31, 2006 because their effect would have been anti-dilutive, as their exercise price were greater than the average market price of the Company’s common stock during the period. The number of outstanding dilutive shares at March 31, 2006 and 2005 was none.

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

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The Company has adopted the disclosure-only provisions of SFAS No. 123. During the quarters ended March 31, 2006 and 2005 there were no stock options that vested where the exercise price was lower than the average market price. Therefore had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company would have recognized no additional compensation expense.

Note 4.	Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended March 31, 2006 and 2005. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly no asset impairment charges have been recorded upon these patent assets.
The Company’s primary Other Asset in the amount of $74,000 of the recorded $106,401 is related to pre-paid commissions to be due by an individual for technology support services and payments made by the Company during its fiscal year ended June 30, 2005. Such commission amounts are to be re-paid over time to the Company upon sales generated from the technology. The Company expects such pre-paid commissions receipts to begin to occur during the second half of the 2006 calendar year.

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
In fiscal year 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
On March 31st 2006 the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total conversion amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,591 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that any liabilities above the $100,000 that the Company would assume such amounts. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company. The assumption of this debt due to the individual was also related to consultation services to be provided by the individual over a five year period such consulting services never materialized under the previous contract nor were they recorded as an asset to be amortized by the Company.

Note 6.	Stockholders’ Deficit:
During the nine months ended March 31, 2006, stockholders’ deficit changed with a net profit of $138,646. During the three months ended March 31, 2006 the Company issued out of treasury 194,996 common shares to an individual who had invested into the Company in fiscal 2003 for a total share issuance that was previously recorded as only 200,000 shares, and the amount in total should have been 394,996. The Company issued these nw shares to correct the previous error.

Note 7.	Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,346,069. At March 31, 2006 the Company’s current liabilities exceeded current assets by $421,096. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management on March 31st closed an investment of $600,000 and an assumption of debt in the amount of $655,591. The Company also plans to negotiate the conversion of other existing note liabilities and raise additional equity capital or lines of credit to support its plan for future growth and working capital needs.

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
     The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Nike-backpack frames, Gerber — hand tools, Tru-Glo — bow sights, Sunrise Medical — wheelchairs, Excalibur — bows, K2-snowboard bindings, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.

Results of Operations
     For the Three-Month Period Ended March 31, 2006 compared to the Three-Month Period Ended March 31, 2005.
     The Company had net income of $184,409 for the three-month period ended March 31, 2006 compared to a net loss of approximately ($224,347) for the three-month period ended March 31, 2005. This represents a $408,756 difference in net income. The net profit included debt forgiveness of $350,000 by the Company’s President. During the three-month period ended March 31, 2006, the Company generated $317,557 in gross revenues compared to $283,076 in gross revenues during the three-month period ended March 31, 2005 an increase of $34,481. The primary increase was due to increased Kolortex sales to licensees. During the three-month period ended March 31, 2006, the Company incurred $470,201in expenses and cost of goods sold (selling & general administrative expenses were $274,225) as compared to the three month period ended March 31, 2005 where the Company incurred $496,012 in expenses and cost of goods sold (selling & general administrative expenses were $350,496), a decrease of $25,811.
     For the Nine-Month Period Ended March 31, 2006 compared to the Nine-Month Period Ended March 31, 2005.
     The Company had a net profit of $138,646 for the nine-month period ended March 31, 2006 compared to a net loss of ($512,093) for the nine-month period ended March 31, 2005. This represents a $650,739 decrease in loss. The net profit included debt forgiveness of $350,000 by the Company’s President. The nine month gross revenues for the periods ended March 31, 2006 and 2005 were $1,347,605 and $1,604,113, respectively, a decrease of $256,508. The nine month decrease in gross revenues was due to processing customers in the same quarter of last year, which are now converting to royalty or licensing revenues for the nine month period of this year.
     During the nine months ended March 31, 2006 the Company incurred expenses and cost of goods sold of $1,520,833 (selling & general administrative expenses were $843,826) compared to the nine months ended March 31, 2005 of $2,084,736 of expenses and cost of goods sold (selling & general administrative expenses $1,113,537). A total decrease of $563,903. The decrease was due to cost of sales decreasing by $294,192 and selling, general & administrative also having a decrease of $269,711 The primary decrease in cost of goods sold relates to the Company performing more printing services during the current period as compared to higher processing services, which are more cost intensive, during the same nine month period ending March 31, 2005. Additionally, the Company has reduced its staff during the nine months as compared to last year’s employee staff levels. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
     Nine-Month Period Ended March 31, 2006
     The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to March 31, 2006 was $11,346,069 and current liabilities are in excess of current assets in the amount of $421,096, as compared to $1,671,211 for the nine month period ended March 31, 2005. This is a reduction of $1,220,114 and improvement in liquidity. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position solely through financing activities. The Company is seeking to finalize an additional equity placement during the next few months to support its plans for future growth and working capital needs.

     As of the nine-month period ended March 31, 2006, the Company’s current assets were $1,003,664 and its current liabilities were $1,424,760, which resulted in a working capital deficit of $421,096. As of the nine-month period ended March 31, 2006, the Company’s total assets were $1,772,932 consisting of: (i) $630,865 in cash; (ii) $58,174 in net trade accounts receivable; (iii) $314,625 in inventory; (iv) $553,867 in valuation of patents (less accumulated amortization); (v) $109,000 in net valuation of leasehold improvements and equipment; and (vi) $106,401in other assets.
     As of the nine-month period ended March 31, 2006, the Company’s total liabilities were $1,424,760 consisting of: (i) $435,235 in accounts payable; (ii) $319,171 in current and long-term deferred revenue; (iii) $501,525 in current and long-term debt; (iv) $32,178 in accrued expenses; (v) $333,373 in accrued expenses due stockholders.
     The Company incurred $102,347 in negative operating cash flow for the nine months ended March 31, 2006, as compared to a positive operating cash flow of $102,905 during the nine months ended March 31, 2005. The main drivers for this operating cash flow was due to debt forgiveness of $350,000, changes in working capital assets and liabilities, primarily accounts receivables, inventory and deferred revenue. If the forgiveness of debt in the amount of $350,000 had not occurred then the Company would have had a positive cash flow from operations in the amount of $247,653. During the nine-month period ended March 31, 2006, net cash flows used in investing activities was ($18,528) compared to $6,607 for the previous period. During the nine month period ended March 31, 2006, net cash flow from financing activities was $599,647, which was from the Preferred stock purchase.
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
     The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt. The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement. In the event that there is a restructuring of the agreement, which the Company feels is remote, it would not have a significant impact on the liquidity of the Company. On March 31st 2006 the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total conversion amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,591 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that any liabilities above the $100,000 that the Company would assume such amounts. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company.
     There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be from increased sales accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts should continue to expand the use of the Company’s process resulting in higher revenues. In the event that sales do not increase the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

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
     On March 31, 2006, our Board of Directors authorized and approved the issuance of 1,076,923 shares of Series C-1 Preferred Stock to Reginald D. Fowler (the “Purchaser”). The Series C-1 Preferred Stock was issued in accordance with the terms and provisions of the Securities Purchase Agreement and is convertible on a 5:1 basis into shares of our Common Stock for an aggregate of 5,384,615 shares. The per share price of the Series C-1 Preferred Stock was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued the Series C-Preferred Stock to the Purchaser pursuant to the transactional exemption in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities”). The Purchaser is an accredited investor as that term is defined under Regulation D. The Purchaser executed the Securities Purchase Agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	Exhibits and Reports on Form 8-K
     (a) Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

33	Preferred Stock Purchase Agreement March 31, 2006 and related documents, excluding documents on file with the SEC *
     (b) No reports on Form 8-K were filed during the three months ended March 31, 2006.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: May 22, 2006	By:	/s/ Stephen Nagel
Director, President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

33	Preferred Stock Purchase Agreement March 31, 2006 and related documents, excluding documents on file with the SEC *