Form 10QSB/A
period 2006-03-31
KOLORFUSION INTERNATIONAL INC
filed 2006-05-23
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment 1 to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
N/A
Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 22, 2006
Common Stock, $.001 par value	24,309,540
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

KOLORFUSION INTERNATIONAL, INC.
I N D E X

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets March 31, 2006 (Unaudited) and June 30, 2005	1

	Statements of Operations Three and nine month periods ended March 31, 2006 and 2005 (Unaudited)	2

	Condensed Statements of Cash Flows Nine month periods ended March 31, 2006 and 2005 (Unaudited)	3

	Selected Notes to Condensed Financial Statements (Unaudited)	4-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-9

Item 3.	Controls & Procedures	9

PART II	OTHER INFORMATION	10
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Preferred Stock Purchase Agreement

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$630,865	$152,093
Trade accounts receivable, allowance for doubtful accounts of $8,500 and $20,000, respectively	58,174	193,351
Inventories	314,625	209,558

Total current assets	1,003,664	555,002

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	109,000	115,589

OTHER ASSETS:
Patents, less accumulated amortization of $3,138,663 and $2,954,036, respectively	553,867	738,494
Other	106,401	193,000

	660,268	931,494

TOTAL ASSETS	$1,772,932	$1,602,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$435,235	$280,830
Deferred revenue	160,719	448,843
Current portion of long-term debt	463,255	792,752
Accrued expenses	32,178	20,415
Accrued expenses due stockholders	333,373	683,373

Total current liabilities	1,424,760	2,226,213

LONG-TERM DEBT, net of current portion	593,507	364,364
DEFERRED REVENUE	158,452	253,939

TOTAL LIABILITIES	$2,176,719	$2,844,516
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 and 0 shares issued and outstanding, respectively	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 and 24,117,544 shares issued and outstanding, respectively	24,310	24,118
Additional paid-in capital	11,266,892	10,218,163
Accumulated deficit	(11,696,066)	(11,484,712)

TOTAL STOCKHOLDERS DEFICIT	(403,787)	(1,242,431)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$1,772,932	$1,602,085

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Month and Nine month periods Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Revenues	$317,557	$283,076	$1,347,605	$1,604,113

Cost of sales	195,976	145,516	677,007	971,199

Gross Profit	121,581	137,560	670.598	632,914
Selling, general and administrative expenses	274,225	350,496	843,826	1,113,537

Operating income (loss)	(152,644)	(212,936)	(173,228)	(480,623)
Other income	261	3,155	377	7,761
Interest Expense	(13,208)	(14,566)	(38,503)	(39,231)

Loss before income taxes	$(165,591)	$(224,347)	$(211,354)	$(512,093)
Income taxes
Net loss	$(165,591)	$(224,347)	$(211,354)	$(512,093)
Net loss per common share — basic and diluted	$(0.01)	$(0.01)	$(.0.01)	$(0.01)
Weighted average outstanding shares — basic and diluted	24,307,453	23,925,544	24,180,847	23,844,877
See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,354)	$(512,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to employee for services	—	15,000
Common stock issued for rent	—	144,000
Depreciation and amortization	209,742	209,329
Change in Operating Assets and Liabilities:
Decrease in trade accounts receivable	135,177	167,648
(Increase) decrease inventories	(105,067)	158,539
Decrease in other assets	86,599	(125,730)
Increase (decrease) in accounts payable	154,405	(127,031)
Increase (decrease) in deferred revenue	(383,611)	126,580
Increase (decrease) in accrued expenses	11,763	(29,837)
Increase in accrued expenses due stockholders	—	76,500

Net cash provided by (used in) operating activities	(102,346)	102,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(18,526)	(6,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		50,000
Payments on long-term debt	—	(182,880)
Net proceeds from preferred stock issuance		599,644

Net cash (used in) financing activities	599,644	(132,880)

Increase (decrease) in cash and cash equivalents	478,772	(36,582)
Cash and cash equivalents:
Beginning of period	152,093	138,940

End of period	$630,865	$102,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$36,319	$39,231

Accrued expenses due to stockholder converted to paid-in capital	$350,000	$—

Long-term debt assumed in preferred stock offering	$100,000	$—

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
        Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options and convertible preferred stock), unless the effect is anti-dilutive. Certain outstanding options (2,780,000) were excluded from the diluted net income per share calculation for the three month period ended March 31, 2006 because their effect would have been anti-dilutive, as their exercise price were greater than the average market price of the Company’s common stock during the period. The number of outstanding dilutive shares for the conversion of preferred stock was 5,384,165 and none at March 31, 2006 and 2005 respectively.
        Note 3. Stock Based Compensation:
Prior to January 1, 2006, we accounted for our stock option and incentive plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation costs for stock options were measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values.
        Note 4. Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $61,543 for each of the quarters ended March 31, 2006 and 2005. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly, no asset impairment charges have been recorded upon these patent assets. The Company’s primary Other Asset in the amount of $74,000 of the recorded $106,401 is related to pre-paid commissions to be due by an individual for technology support services and payments made by the Company during its fiscal year ended June 30, 2005. Such commission amounts are to be re-paid over time to the Company upon sales generated from the technology. The Company expects such pre-paid commissions receipts to begin to occur during the second half of the 2006 calendar year.
        Note 5. Debt:
The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. The Company had not made the required payments on this agreement as of June 30, 2002 and, as a result, the entire amount due had been classified as a current liability. In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. The Company has not received any services to-date and believes the individual will not provide any future bona fide services pursuant to the agreement; therefore, the remaining balance of $555,238 has been classified as long-term debt.
In fiscal year 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. Therefore, the Company recorded the debt restructuring during the year ended June 30, 2003.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
On March 31st 2006 the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. However, due to this guarantee, only $100,000 of the debt was reclassified to additional paid-in capital. The remaining balance of $555,238 will remain in long-term debt until the matter is settled. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company.
        Note 6. Stockholders’ Deficit:
During the nine months ended March 31, 2006, stockholders’ deficit changed with a net loss of $211,354. As a part of the new financing related to the Preferred Stock Purchase there was a forgiveness of debt by the President of $350,000, which was related to previous accrued unpaid compensation or expenses. This debt forgiveness was classified as additional paid-in capital and not included in the income statement as other income, since it was received from a related party of the Company. The preferred stock issuance netted $600,000 in cash and an assumption of debt totaling $100,000 (See Note 5 above). During the three months ended March 31, 2006, the Company issued out of treasury, 194,996 common shares to an individual who had invested into the Company in fiscal 2003 for a total share issuance that was previously recorded as only 200,000 shares, and the amount in total should have been 394,996. The Company issued these additional new shares to correct the previous error no additional proceeds were received.
        Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,696,066. At March 31, 2006 the Company’s current liabilities exceeded current assets by $421,096. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management on March 31st closed a preferred stock investment of $600,000 in cash and an assumption of debt in the amount of $100,000. The Company also plans to negotiate the conversion of other existing note liabilities and raise additional equity capital or lines of credit to support its plan for future growth and working capital needs.
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
Results of Operations
     For the Three-Month Period Ended March 31, 2006 compared to the Three-Month Period Ended March 31, 2005.
     The Company had a net loss of $165,591 for the three-month period ended March 31, 2006 compared to a net loss of $224,347 for the three-month period ended March 31, 2005, an improvement of $58,756. During the three-month period ended March 31, 2006, the Company generated $317,557 in gross revenues compared to $283,076 in gross revenues during the three-month period ended March 31, 2005 an increase

KOLORFUSION INTERNATIONAL, INC.
of $34,481. The primary increase was due to increased Kolortex sales to licensees. During the three-month period ended March 31, 2006, the Company incurred $470,201in expenses and cost of goods sold (selling & general administrative expenses were $274,225) as compared to the three month period ended March 31, 2005 where the Company incurred $496,012 in expenses and cost of goods sold (selling & general administrative expenses were $350,496), a decrease of $25,811.
     For the Nine-Month Period Ended March 31, 2006 compared to the Nine-Month Period Ended March 31, 2005.
     The Company had a net loss of $211,354 for the nine-month period ended March 31, 2006 compared to a net loss of $512,093 for the nine-month period ended March 31, 2005, an improvement of $300,739. The nine month gross revenues for the periods ended March 31, 2006 and 2005 were $1,347,605 and $1,604,113, respectively, a decrease of $256,508. The nine month decrease in gross revenues was due to processing customers last year that are now converting to royalty or licensing revenues this year.
During the nine months ended March 31, 2006 the Company incurred expenses and cost of goods sold of $1,520,833 (selling & general administrative expenses were $843,826) compared to the nine months ended March 31, 2005 of $2,084,736 of expenses and cost of goods sold (selling & general administrative expenses $1,113,537). A total decrease of $563,903. The decrease was due to cost of sales decreasing by $294,192 and selling, general & administrative decreasing by $269,711 The primary decrease in cost of goods sold relates to the Company performing more printing services during the current period as compared to higher processing services, which are more cost intensive, during the same nine month period ending March 31, 2005. Additionally, the Company has reduced its staff during the nine months as compared to last year’s employee staff levels. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
     Nine-Month Period Ended March 31, 2006
     The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to March 31, 2006 was $11,696,066 and current liabilities are in excess of current assets in the amount of $421,096, as compared to $1,671,211 for the nine month period ended March 31, 2005. There was a $100,000 in debt assumed by the preferred stock investor and a re-classification of $555,238 in debt due as a contingent long-term liability as explained in Note 5 of the Financial Statements. This is a reduction of $1,220,115 and improvement in liquidity. Part of this reduction was due to $350,000 in accrued expenses due to stockholders being forgiven and classified as paid-in-capital. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position solely through financing activities. The Company is seeking to finalize an additional equity placement during the next few months to support its plans for future growth and working capital needs.
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
     As of the nine-month period ended March 31, 2006, the Company’s total liabilities were $2,176,719 consisting of: (i) $435,235 in accounts payable; (ii) $319,171 in current and long-term deferred revenue;

(iii) $501,525 in current and long-term debt; (iv) $32,178 in accrued expenses; (v) $333,373 in accrued expenses due stockholders.
     The Company incurred $102,347 in negative operating cash flow for the nine months ended March 31, 2006, as compared to a positive operating cash flow of $102,905 during the nine months ended March 31, 2005. The main drivers for this operating cash flow was due to increased gross margins, lowering of expenses and changes in working capital assets and liabilities, primarily accounts receivables, inventory and deferred revenue. During the nine-month period ended March 31, 2006, net cash flows used in investing activities was ($18,526) compared to $6,607 for the previous period. During the nine month period ended March 31, 2006, net cash flow from financing activities was $599,644, which was from the Preferred stock purchase.
     The Company’s future success and viability are dependent on the Company’s ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts, however, there can be no assurance that the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its stockholders.
The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt. The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement. In the event that there is a restructuring of the agreement, which the Company feels is remote, it would not have a significant impact on the liquidity of the Company. On March 31st 2006, the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company. Accordingly, the remaining balance of the $555,238 balance has been classified as long-term debt.
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