Form 10KSB
period 2006-06-30
KOLORFUSION INTERNATIONAL INC
filed 2006-09-28
CIK 1059397

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2006
Commission file number: 0-28351
Kolorfusion International, Inc.
(Name of small business issuer in its charter)

Colorado	84-1317836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16075 E. 32nd Ave Suite A, Aurora, Colorado 80011
(Address of principal executive offices)
(303) 340-9994
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
Yes ☑ No ☐
Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year (ending June 30, 2006): $2,086,758
State the aggregate market value of the voting and non-voting common equity held by non-affiliated computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2006: $1,061,350
Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of September 15, 2006
Common Stock, $0.001 par value	24,309,540
Preferred Stock $.001 par value	1,076,923
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

Marketing Strategy
We believe we are in a good position to expand our base of operations into many market segments and also into strategic geographic locations with proper funding. We have established two licensees in China one is in Shenzhen and another in Shanghai. We believe these new facilities will assist us in securing more accounts for our process in Asia. A critical bridge was achieved during 2004 with the development of the digital print capability and the significant endorsement and validation of our Kolorfusion process by the Polaris license. Current targeted markets include the gaming and computer markets.
We utilize an inside sales force to handle new accounts and service existing accounts. The manufacturers typically visit our facility to see and understand the process. Additionally, we have entered into a strategic marketing alliance with Dupont’s Engineered Polymer Division (“Dupont”), wherein Dupont promotes the process on its resins it supplies to various customers. Projects done using the DuPont approach include K2, Burton and Flow International for snowboard bindings. Also, the sales team at RealTree and Mossy Oak who promote copyright camouflage designs assist us in our marketing. We also attend various trade shows (e.g. S.H.O.T. SEMA, Inter-bike, SGIA Home Builder Show) and do specific targeted outbound calling
We believe the agreement with Anhua Zhouli in Shenzhen, China, and Chesta, Inc. with facilities located in Shanghai, China will allow our Kolorfusion process to be promoted to North American based companies providing products to consumers seeking additional surface enhancement. Current projects include Daisy, Stan Sports, and Browning.
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
During June 2001, we re-negotiated the Assignment Agreement and subsequently entered into a new agreement with Claveau (the “Agreement”). Pursuant to the terms and provisions of the Agreement: (i) we would pay Claveau 1,000,000 French Francs; (ii) we would issue 1,000,000 shares of our restricted Common Stock; and (iii) Claveau will provide consulting services to us for a five-year period in consideration of monthly payments by us to Claveau in the amount of 58,333 French Francs. As of the date of this Annual Report, we have paid an aggregate of 1,000,000 French Francs to Claveau. In related matters, on March 31st 2006, the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,238 in debt due by the Company to Claveau. The Company has confirmed to the Preferred purchaser that Claveau would agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company. We believe this to be true since Claveau has not performed the consulting services as previously agreed. Accordingly, the remaining balance of the $555,238 balance has been classified as long-term debt.
Significant License Agreement
On August 1, 2002, we entered into a license agreement (the “License Agreement”) with Polaris Industries, Inc., a Minnesota corporation (“Polaris”). Pursuant to the terms and provisions of the License Agreement: (i) we granted to Polaris an exclusive, non-transferable, royalty-bearing, worldwide license to use, manufacture, have manufactured and sell Polaris manufactured parts, service parts and accessory parts used in ATVs, utility vehicles, snowmobiles, motorcycles, and personal watercraft sold under a brand name owned by Polaris, which incorporates our licensed patents and licensed know-how until June 30, 2007; and (ii) Polaris paid to us a non-refundable unit royalty prepayment of $750,000 upon execution of the License Agreement. Polaris also purchases its Kolortex from us and pays an annual license fee to us for up to a period of twenty years.
China License Agreements
On April 15, 2004, we entered into a license agreement (the “China License Agreement”) with Anhua Zhouli Industry Development (Shenzhen) Co. Ltd., a corporation organized under the laws of Shenzhen, China (“AZID”) and on March 2, 2006 we entered a License Agreement with Chesta, Inc. (“Chesta”) with facilities in Shanghai, China. Pursuant to the terms and provisions of the China License Agreements, we granted to AZID and Chesta a non-exclusive, non-transferable license to practice our patented process of decoration by sublimation (the “Licensed Process”) for decorating of our approved customers and their approved products. AZID and Chesta will pay to us a royalty or shall subcontract to us the processing.
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

Patent
Mr. Jean Noel Claveau (“Claveau”) filed a patent application with the United States Patent and Trademark Office for patent protection of the “Process of Decoration by Sublimation”. On May 3, 1994, the United States Patent and Trademark Office issued to Claveau a patent, patent no. 5,308,426 (the “Patent”). On October 9, 2001, the United States Patent and Trademark Office re-examined the Patent regarding the patentability of the “Process of Decoration by Sublimation: and issued to us as assignee a Reexamination Certificate confirming the validity of the claims issued under the original patent to Claveau.
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

Paper Sublimation
Paper sublimation is a “heat transfer” process wherein a paper carrier, with the design printed on it, is pressed against the object to be decorated and heated. The design transfers from the paper to the object. Objects with curves in two directions, such as a simple sphere, cannot be decorated without tearing the paper. Companies utilizing paper sublimation include Holt Sublimation, Inc., Quality Spray, Inc. and most ski and snowboard manufacturers.
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
Risks Related to Our Business
We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.
We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have also been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling ($292,378) for fiscal year ended June 30, 2006. Our accumulated deficit at June 30, 2006 is $11,777,090. As of June 30, 2006, there exists a working capital deficit of $606,178. Further, we do not know if positive cash flow from operations can be expected in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs. In the event we are unable to obtain additional financing, the Company would continue to reduce operating expenses, as we have done these past fiscal years. If the business gross profits were to decline and the market opportunities not forthcoming, then operations would have to cease.

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
Our Success Depends on the Ability of Our Licensees With Whom We Have Business Arrangements.
We depend on a number of key licensees, which license and utilize our “Kolorfusion” process. Failure to maintain continuous positive contractual relations with these licensees may have a materially adverse affect on our business. Such licensees may experience business failures and product sale interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to indirectly compete with other companies for the use of our Kolorfusion process technology. Because we are a small enterprise and many of these companies with whom we may indirectly compete may have greater financial and other resources than we have, they may have an advantage in the competition. If we experience a significant increase in demand for our Kolorfusion process, we may have to expand our third party licensees. We cannot be assured that additional licensees will be available on terms that are acceptable to us. If we cannot utilize our Kolorfusion process sufficiently to meet demand or delivery schedules, our customers might reduce demand, reduce the price they are willing to pay for our technology or replace our technology with the technology of a competitor, any of which could have a material adverse effect on our financial condition and operations.
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
If Our Competitors Misappropriate Proprietary Know-How and Our Trade Secrets, it Could Have a Material Adverse Affect on our Business.
The loss of or inability to enforce our patents, trademarks and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on our patented technology and trade secrets and the technological expertise of our employees. If any of our competitors copy or otherwise gains access to our trade secrets or develops similar technological processes independently, we would not be able to compete as effectively. The measures we take to protect our patents and trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.
RISKS RELATED TO OUR COMMON STOCK
Sale of Restricted Common Stock.
As of June 30, 2006, there are 24,309,540 outstanding shares of our common stock, of which 19,148,505 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2006, there are no warrants outstanding. As of June 30, 2006, there are 2,780,000 stock options granted which, if exercised, would result in the issuance of an additional 2,630,000 shares of common stock.
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
Our common stock has traded as low as $0.07 and as high as $1.70. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our Kolorfusion process; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts’ estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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
Additional Issuances of Equity Securities May Result in Dilution to Our Existing Shareholders.
Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors have the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. On March 31st 2006 the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a basis of 5:1 into the Company’s common shares for a total amount of 5,384,615. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.
We are authorized to issue shares of preferred stock. Our board of directors, without shareholder approval, may issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue any additional shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.
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
EMPLOYEES
We currently employ nine full-time employees, and we have employed up to an additional twenty-five employees for processing services when required.
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
ITEM 2. DESCRIPTION OF PROPERTY
We leased our principal office space located at 7347 S. Revere Parkway, Centennial, Colorado 80112 until July 31, 2006. This lease required monthly payments of $18,666.67 until February 2007, and then a monthly amount of $20,000.00 until February 2009, and then a monthly amount of $21,353.33 until the lease end date of January 2013. Additionally we were to pay annual common area maintenance charges as reconciled each year. This lease was vacated at the end of July 2006 at the request of the landlord and we currently utilize office and processing space located at 16075 E. 32nd Ave. Suite A, Aurora, CO. We have dedicated 21,500 square feet of the 24,000 square feet of space to production with four Kolorclav processing units. We intend to lease this space in accordance with our new Sub-lease agreement dated July 31, 2006 (the “Lease Agreement”) Pursuant to the terms and provisions of our Lease Agreement, we will pay a minimum rental amount in monthly installments as follows: (i) $7,726.95 until December 14, 2006 (ii) $7,927.65 until December 1, 2007; (iii) $8,529.75 until December 1, 2008 until December 14, 2009.

ITEM 3. LEGAL PROCEEDINGS
Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, aware of any other legal proceedings pending or that have been threatened against us or our properties.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During fiscal year ended June 30, 2006, no matters were submitted to our stockholders for approval.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET FOR COMMON EQUITY
Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol “KOLR”. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2006	$0.18	$0.09
March 31, 2006	$0.29	$0.07
December 31, 2005	$0.19	$0.07
September 30, 2005	$0.15	$0.11
June 30, 2005	$0.20	$0.11
March 31, 2005	$0.45	$0.21
December 31, 2004	$0.45	$0.19
September 30, 2004	$0.51	$0.24
As of June 30, 2006, there were approximately 78 shareholders of record of our common shares as reported by our transfer agent, ComputerShare Services, Inc., which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately over 450 beneficial owners of our common stock.

DIVIDEND POLICY
No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS
As of the date of this Annual Report, we have one equity compensation plan, the Kolorfusion International, Inc. Stock Incentive Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Incentive Plan under which equity securities are authorized for issuance as of June 30, 2006. As of the date of this Annual Report, we do not have any warrants issued or outstanding.

Equity Compensation Plan Information
Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders - Stock Inventive Plan	780,000	$0.75	220,000
Stock Options	2,000,000	$0.66	N/A

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
RECENT SALES OF UNREGISTERED SECURITIES
Preferred Stock
During fiscal year ended June 30, 2006, we entered on March 31st 2006 a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a basis of 5:1 into the Company’s common shares for a total amount of 5,384,615. The investment included a $600,000 cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. However, due to this guarantee, only $100,000 of the debt was reclassified to additional paid-in capital as additional consideration for the Preferred Stock. The remaining balance of $555,238 will remain in long-term debt until the matter is settled. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Securities Act”). The purchaser acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that they understood the economic risk of an investment in the securities.
Common Stock
During fiscal year ended June 30, 2005, we issued an aggregate of 288,000 shares of restricted common stock to the prior landlord in accordance with the terms and provisions of the Lease Agreement. The 288,000 shares of restricted common stock were issued at $0.50 representing an aggregate monetary value of $144,000. We issued shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the 1933 Securities Act of 1933. The landlord acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that he understood the economic risk of an investment in the securities.

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
RESULTS OF OPERATIONS

	Year ended
	June 30,
	2006	2005	% Change
Gross Sales/License Revenue	$2,086,758	$2,344,019	down 12%
COS/SGA Expenses	$2,317,318	$2,855,024	down 19%
Net Operating Loss	$(240,560)	$(511,004)	down 53%
Basic and Diluted Loss per Share	$(0.01)	$(0.02)
The results for fiscal year ended June 30, 2006 include a decrease in cost of sales and selling, general and administrative expenses. However, our gross sales and license revenues decreased by 12% resulting in a net operating loss margin decrease of 53% in 2006. We continue to build a team of experienced industry professionals that can lead us to success in product surface enhancement technology industry. We believe our operating systems as implemented reduce errors and increase logistic efficiencies and customer service. As a result of management’s efforts, we believe we have successfully negotiated the lowest costs of our services and payment terms.

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
Our net loss during fiscal year ended June 30, 2006 was ($292,378) compared to ($572,136) during fiscal year ended June 30, 2005 (a decrease of $279,758). During fiscal year ended June 30, 2006, we generated $1,818,200 in gross sales compared to $2,059,231 in gross sales for fiscal year ended June 30, 2005 (a decrease of $241,031). During fiscal year ended June 30, 2006, we also generated $268,558 in license and royalty revenue compared to $284,788 in license and royalty revenue for fiscal year ended June 30, 2005 (a decrease of $16,230). Cost of sales decreased during fiscal year ended June 30, 2006 to $1,225,132 from $1,422,581 for fiscal year ended June 30, 2005 primarily in relation to the decrease in sales. As a percentage of total revenue, cost of sales was 58.7% in fiscal year ended June 30, 2006 compared to 60.7% for the comparable period. This slight decrease was due to higher margin revenues from license fees. Selling, general and administrative expenses also decreased during fiscal year ended June 30, 2006 to $1,102,186 from $1,432,442 for fiscal year ended June 30, 2005. The above resulted in an operating loss of $240,560 for fiscal year ended June 30, 2006, as further discussed below.
During fiscal year ended June 30, 2006, we recorded operating expenses consisting of general, selling and administrative of $1,102,186 compared to $1,432,442 during fiscal year ended June 30, 2005 (a decrease of $330,256), as follows: (i) $292,059 (2005: $317,061) in salaries and wages; (ii) $74,857 (2005: $169,012) in consulting fees since no additional fees were accrued; (iii) $122,702 (2005: $134,400) in office rent; (iv) $44,352 (2005: $78,343) in legal and accounting; (v) $157,416 (2005: $290,255) in office and general, including supplies, utilities and telephone; (vi) $87,576 (2005: $108,974) in travel and entertainment; (vii) $53,121 (2005: $52,812) in insurance and insurance related expenses; (viii) $246,168 (2005: $246,168) in amortization; and (ix) $23,935 (2005: $35,417) in taxes.
Our net loss during fiscal year ended June 30, 2006 was ($292,378) or ($0.01) per share compared to a net loss of ($572,136) or ($0.02) per share for fiscal year ended June 30, 2005. For fiscal year ended June 30, 2006, the weighted average number of shares outstanding was 24,166,694 compared to 23,913,044 for fiscal year ended June 30, 2005.
Gross Sales/License Revenue and Gross Margins
Gross sales and license/royalty revenues were $1,818,200 and $268,558, respectively, for fiscal year ended June 30, 2006 aggregating $2,086,758 a decrease of 12% over last year’s gross sales and license/royalty revenues aggregating $2,344,019. The decrease in gross revenue from fiscal year 2006 to 2005 is primarily the result of certain customer revenues, converting from processing revenues to licensee revenues, which result in a lower dollar value per unit but have a higher gross margin.

Operating Expenses
Total operating expenses for fiscal year ended June 30, 2006 were $2,327,318 consisting of $1,225,132 in cost of sales and $1,102,186 in selling, general and administrative expenses compared with $2,855,023 consisting of $1,422,581 in cost of sales and $1,432,442 in selling, general and administrative expenses for the same period in 2005. The decrease in cost of sales in 2006 from 2005 is a result of different revenue streams from our customer base. The decrease in selling, general and administrative expenses in 2006 from 2005 is a result of decreasing our management team in the United States while we focused upon setting up processing in China for our expected customer base expansion. For fiscal year ended June 30, 2006, salaries and wages totaled $292,059 compared with $317,061 for 2005. The decrease is related to the decrease in our management team in the United States. Consulting fees decreased to $74,857 for fiscal year ended June 30, 2006 compared with $244,012 for 2005. Consultants are utilized to provide us with maximum flexibility. Interest costs for fiscal year ended June 30, 2006 decreased to $52,806 compared with $65,195 for the same period in 2005 due to debt service from the Preferred Stock proceeds. Interest costs primarily relate to the loans from a principal stockholder and related entities, which have decreased over this past year.
Net Loss
The net loss for fiscal year ended June 30, 2006 was ($292,378) compared to a net loss of ($572,136) for fiscal year ended June 30, 2005, a decrease of $279,758 The decrease is primarily a result of general overhead cost reductions. Basic loss per share was ($0.01) for fiscal year ended June 30, 2006 and ($0.02) per share for fiscal year ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, our current assets were $515,056 and our current liabilities were $1,121,234, which resulted in a working capital deficit of $606,178. As of June 30, 2006, total assets were $1,199,573 consisting of: (i) $139,424 in cash and cash equivalents; (ii) $177,366 in trade accounts receivable (net of allowance for doubtful accounts); (iii) $198,266 in inventory; (iv) $492,325 in patents (net); (v) $104,507 in other assets and prepaid expenses, and (vi) $87,685 in leasehold improvements and equipment (net).
As of June 30, 2006, total liabilities were $1,684,382 consisting of: (i) $175,665 in accounts payable; (ii) $296,647 in current deferred revenue; (iii) $13,600 in accrued expenses; (iv) $333,373 in accrued expenses due officer/stockholder; and (v) $865,097 in current and long-term portion of debt.
Stockholders’ deficit decreased from ($1,242,431) at fiscal year ended June 30, 2005 to ($484,809) at fiscal year ended June 30, 2006.

Net cash flows used in operating activities during fiscal year ended June 30, 2006 was ($402,124) compared with net cash flows provided by operating activities of $135,379 for the same period in 2005. The majority of the change was caused by a significant decrease in deferred revenue and accrued expenses due stockholders.
During fiscal year ended June 30, 2006, net cash used in investing activities was ($1,188) compared with net cash used in investing activities of ($8,174) during fiscal year ended June 30, 2005. Net cash used in investing activities during fiscal years ended June 30, 2006 and 2005, respectively, was primarily for the purchase of equipment.
During fiscal year ended June 30, 2006, net cash provided by financing activities was $390,643 compared with net cash used in financing activities of ($114,052) during fiscal year ended June 30, 2005. The increase is related to receiving proceeds from the sale of preferred stock of $600,000, off-set by the net payments of long-term debt totaling $192,019.
PLAN OF OPERATION
We have historically had more expenses than income in each year of our operations. The accumulated deficit from inception to June 30, 2006 was $11,777,090 and current liabilities are in excess of current assets. As a result of this, our independent auditor has issued a going concern opinion. We have been able to maintain a positive cash position solely through operation revenues, management deferral of compensation and financing activities. We are working to secure additional investments or lines of credit of $750,000 and management believes there is a good likelihood of obtaining a significant portion of this funding due to the continued business improvements. We have continued to reduce overhead during the past two years.
We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably. During fiscal year ended June 30, 2006, we owed an approximate aggregate amount of $982,803 to officers/stockholders and related parties for amounts loaned to us in order to support our operations or debt due to an individual, which we believe will be settled from the recent Preferred share purchase agreement. While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent. In the event gross profits were to diminish or market opportunities to be not forth coming, then our operations would have to cease.
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
MATERIAL COMMITMENTS
A significant commitment for fiscal year ending June 30, 2007 relates to the loan from a bank loan payable on demand but no later than December 19, 2006, in the aggregate principal amount of $201,757 bearing interest at 4.25% per annum and collateralized by substantially all of our assets and guaranteed and further collateralized by the assets of one of our stockholders. This note has been extended upon each renewal since 2002.
A significant commitment for fiscal year ending June 30, 2006 relates to the note payable to a related party in the aggregate amount of $94,192 bearing interest at the rate of 12% per annum. The due date of the note expired and payment terms have been extended month-to-month.
OFF-BALANCE SHEET ARRANGEMENTS
As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based upon grant-date fair values and recognized over the vesting period. In April 2005, the Securities Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (R). The new rule allows small business filers to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after December 15, 2005. Under the new rule, SFAS No. 123 (R) will become effective for the Company in the first quarter of fiscal 2007. The Company believes the adoption of SFAS No. 123 (R) will not have a material impact on the Company’s financial statements as it has not issued a significant number of options to its employees, executives or directors in the past.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practical date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 should not have an impact on our results of operations and financial condition.
CRITICAL ACCOUNTING PRONOUNCEMENTS
Inventory Valuation
As described in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).
Revenue Recognition
As described in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped, collection is probable and the fee is fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to SAB 104.
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
June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kolorfusion International, Inc.
We have audited the accompanying balance sheets of Kolorfusion International, Inc. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Carver Moquist & O’Connor, LLC
Minneapolis, Minnesota
September 25, 2006

KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,424	$152,093
Trade accounts receivable, net of allowance for doubtful accounts of $8,500 and $20,000 as of June 30, 2006 and 2005, respectively	177,366	193,351
Inventories, net	198,266	209,558

Total current assets	515,056	555,002

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	87,685	115,589
OTHER ASSETS:
Patents, less accumulated amortization 2006 $3,200,205; 2005 $2,954,036	492,325	738,494
Other	104,507	193,000

Total other assets	596,832	931,494

	$1,199,573	$1,602,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$175,665	$280,830
Deferred revenue	296,647	448,843
Current portion of long-term debt	301,949	792,752
Accrued expenses	13,600	20,415
Accrued expenses due officer/stockholders	333,373	683,373

Total current liabilities	1,121,234	2,226,213

LONG-TERM DEBT, net of current portion	563,148	364,364
DEFERRED REVENUE	—	253,939

Total Liabilities	1,684,382	2,844,516

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized 2006; 1,076,923; 2005 no shares issued and outstanding	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 2006 24,309,540; 2005 24,117,544 shares issued and outstanding	24,310	24,118
Additional paid-in capital	11,266,894	10,218,163
Accumulated deficit	(11,777,090)	(11,484,712)

Total Stockholders Deficit	(484,809)	(1,242,431)

Total Liabilities & Stockholders Deficit	$1,199,573	$1,602,085

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005

	2006	2005
Revenues:
Sales	$1,818,200	$2,059,231
License and royalty revenue	268,558	284,788

	2,086,758	2,344,019
Expenses:
Cost of sales	1,225,132	1,422,581
Selling, general and administrative expenses	1,102,186	1,432,442

Operating loss	(240,560)	(511,004)
Other income (expense):
Other income	945	4,064
Interest expense	(52,763)	(65,196)

Total Other Income (expense)	(51,818)	(61,132)

Net loss	$(292,378)	$(572,136)

LOSS PER COMMON SHARE- BASIC AND DILUTED:	$(.01)	$(.02)
Weighted average shares used in computing basic and diluted loss per common share	24,166,694	23,913,044

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2006 and 2005

	Preferred Stock		Common Stock		Additional
	Series C-1				Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2004	—	$—	23,799,544	$23,800	$10,059,481	$(10,912,576)	$(829,295)
Common shares issued for rent	—	—	288,000	288	143,712	—	144,000
Common shares issued to employees in lieu of compensation	—	—	30,000	30	14,970	—	15,000
Net loss	—	—	—	—	—	(572,136)	(572,136)

Balance at June 30, 2005	—	—	24,117,544	24,118	10,218,163	(11,484,712)	(1,242,431)
Issuance of preferred stock at $0.65 per share	1,076,923	1,077	—	—	698,923	—	700,000
Forgiveness of accrued compensation owed to officer/shareholder	—	—	—	—	350,000	—	350,000
Shares to correct a previous stock certificate done in error	—	—	191,996	192	(192)	—	—
Net loss	—	—	—	—	—	(292,378)	(292,378)

Balance at June 30, 2006	1,076,923	$1,077	24,309,540	$24,310	$11,266,894	$(11,777,090)	$(484,809)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,378)	$(572,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for employee services		15,000
Depreciation and amortization	279,486	277,409
Common stock issued for rent	—	144,000
Loss on disposal of leasehold improvements and equipment	13,113	3,701
Decrease in trade accounts receivable	15,985	137,714
Decrease in inventories	11,292	183,457
Increase (decrease) in other assets	88,493	(89,730)
(Decrease) in accounts payable	(105,165)	(102,509)
Increase (decrease) in deferred revenue	(406,135)	62,806
(Decrease) in accrued expenses	(6,815)	(31,966)
Increase in accrued expenses due stockholders	—	107,633

Net cash provided by (used in) operating activities	(402,124)	135,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(1,188)	(8,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	7,949	77,508
Payments on long-term debt	(217,306)	(191,560)
Net proceeds from issuance of preferred stock	600,000	—

Net cash provided by (used in) financing activities	390,643	(114,052)

Increase (decrease) in cash and cash equivalents	(12,669)	13,153
Cash and cash equivalents:
Beginning of year	152,093	138,940
Ending of year	$139,424	$152,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$47,739	$65,196
Long-term debt assumed in preferred stock offering	$100,000	$—
Accrued compensation due officers/ stockholder converted to paid-in capital as the debt was forgiven	$350,000	$—
Leasehold improvements and equipment financed with debt	$17,338	$—
See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2006 and 2005
Note 1. Nature of Business, Summary of Significant Accounting Policies
NATURE OF BUSINESS:
Kolorfusion International, Inc. (the Company) was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company’s efforts have been devoted to raising capital and the purchase development and manufacturing of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States, Canada, Japan, Russia, and Brazil. The Company licenses the system to outside parties and maintains its own production capabilities in targeting its sales efforts currently in the United States and Canada.
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
INVENTORIES:
Inventories consist primarily of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company recorded a $30,000 inventory obsolescence reserve at both June 30, 2006 and June 30, 2005.
PATENTS:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,169 for each of the years ended June 30, 2006 and 2005. Patent amortization expense will be approximately $246,169 for each of the next two years.
LEASEHOLD IMPROVEMENTS AND EQUIPMENT:
Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	10
Production equipment	3-10
Office furniture and equipment	3-10
Depreciation expense in the years ended June 30, 2006 and June 30, 2005 were $33,317 and $31,241, respectfully.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
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
Deferred revenue represents payments received or amounts billed in advance for license agreements and products. License revenue is amortized over the useful life of the license. There was a change in accounting estimate on the useful life of license revenue. As a result, the license revenue will be amortized over the next fiscal year ending June 30, 2007 versus the original two year period because the third party did not meet production targets set in the license agreement. This change will result in an increase of revenue of approximately $125,751 over the next fiscal year ending June 30, 2007.
ADVERTISING:
The Company expenses advertising costs as incurred. Advertising costs were approximately $12,000 and $5,500 for the years ended June 30, 2006 and 2005, respectively.
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options and converted preferred shares), unless the effect is anti-dilutive. For the year ended June 30, 2006 there were dilutive Preferred Series C-1 shares, which can convert to 5,384,615 of common shares. No preferred shares were outstanding for the year ended June 30, 2005. There were no common stock equivalents that would be considered dilutive (based on the treasury stock method) for the outstanding stock options for fiscal year ended June 30, 2006 and 2005. The total number of anti-dilutive shares at June 30, 2006 and 2005 was 8,164,615 and 2,730,000 respectively.
SEGMENT REPORTING
The Company operates as one reporting segment.
CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Accounts receivable were reduced by an allowance for un-collectible accounts of $8,000 and $20,000 at June 30, 2006 and 2005, respectively. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed un-collectible.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
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
The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per common share for the years ended June 30, 2006 and 2005 would have been the pro forma amounts indicated below:

	2006	2005
Net income (loss) — as reported	$(292,378)	$(572,136)
Add: Stock based compensation included in net income (loss)		15,000
Less: Stock based employee compensation expense determined under the fair value method, net of related tax effects	(11,239)	(22,000)

Net income (loss) — pro forma	$(303,617)	$(579,136)

(Loss) per share — basic — as reported	$(0.01)	$(0.02)
(Loss) per share — basic — pro forma	$(0.01)	$(0.02)
The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

	2006	2005
Dividend yield	0%	0%
Volatility	200%	168%
Risk-free interest rate	4.5%	3.5%
Expected lives	5 years	5 years
During the fiscal years ended June 30, 2006 and 2005 there were stock options grants of 50,000 and 250,000, respectfully. The weighted average fair value of options granted during the year ended June 30, 2006 and 2005 were $.08 and $.14, respectively.
OTHER ASSETS:
The Company has other assets of $104,507 and $193,000 for the fiscal years ended June 30, 2006 and 2005 respectively. For fiscal year ended June 30, 2006 and 2005 other assets consist of prepaid expenses, royalties and security deposits. Also included in fiscal year ended June 30, 2005 was prepaid rent that originated from the issuance common stock totaling 288,000 shares to the landlord.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:
The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which will require the cost of employee compensation paid with equity instruments to be measured based upon grant-date fair values and recognized over the vesting period. In April 2005, the Securities Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (R). The new rule allows companies that are small business filers to implement SFAS No. 123(R) at the beginning of their fiscal year that begins after December 15, 2005. Under the new rule, SFAS No. 123 (R) will become effective for the Company in the first quarter of fiscal 2007. The Company believes the adoption of SFAS No. 123 (R) will not materially impact the Company’s financial statements as it has not typically issued a significant number of options to its employees, executives or directors.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practical date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 should not have an impact on our results of operations and financial condition.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
Note 2. COMPANY’S CONTINUED EXISTENCE:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial accumulated losses totaling $11,777,090 as of June 30, 2006. At June 30, 2006 the Company’s current liabilities exceeded current assets by $606,178. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs.
Note 3. Leasehold Improvements and Equipment:

	2006	2005
Office equipment and furniture	$51,645	$63,634
Leasehold improvements	66,389	66,389
Production equipment	292,936	307,307

	410,970	437,330
Less accumulated depreciation and amortization	323,285	321,741

	$87,685	$115,589

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
Note 4. Deferred Revenue
In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $253,522 and $380,283 is included in deferred revenue at June 30, 2006 and 2005, respectively, and is being recognized into revenue ratably over the maximum term of exclusivity ending June 2007. The Company recognized a change in estimate and will recognize the remaining royalty over the next fiscal year ending June 30, 2007 versus over two years due to the third party not meeting minimum unit shipment levels at June 30, 2006 as stipulated in the royalty agreement. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.
In addition, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $43,125 and $322,499 as of June 30, 2006 and 2005, respectively.
Note 5. Long-Term Debt:

	2006	2005
Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$94,912	$88,000
Note payable to bank, payable on demand but no later than December 19, 2006, including interest at 4.25% at June 30, 2006 collateralized by substantially all assets and guaranteed by a Company stockholder	201,757	200,000
Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	13,910	—
Payable to individual	555,238	655,238
Note payable to stockholder, payable in monthly principal and interest installments of $1,922 including interest at 10%, through February 2008, collateralized by substantially all assets and guaranteed by a Company stockholder		59,700
Line of Credit to Stockholder — $100,000 expired January 2005. Extended on month to month basis. Interest is payable monthly at 15%, collateralized by certain accounts receivable and guaranteed by Company stockholder		100,000
Note payable to stockholder, interest is payable monthly at 24%, expired November 2004, collateralized by certain accounts receivable and guaranteed by a Company Stockholder-extended month to month		25,000
Note payable to stockholder, payable in monthly principal and interest installments of $965 including interest at 15%, through March 2008, collateralized by equipment and guaranteed by a Company stockholder		29,178

Totals	865,097	1,157,116
Less: Current portion	(301,949)	(792,752)

Long-term debt portion	$563,148	$364,364

Interest expense incurred to stockholder and related party of the Company totaled $24,417 and $21,000 for the years ended June 30 2006 and 2005, respectively.
Future maturities of long-term debt for years ending after June 30, 2006 are as follows:

Total
Year ending June 30:
2007	$302,011
2008	561,148
2009	1,648

$865,097

Note Payable to Individual
The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by the patent rights. The Company had not made the required payments on this agreement.
In June 2001, the Company entered an agreement in principle with the individual (inventor) whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. The individual has not provided any bona fide services pursuant to the agreement.
In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement that was signed in June 2001. As a result, the Company recorded the debt restructuring during the year ended June 30, 2003. According to the initial agreement, the Company would have owed $1,191,176, however the updated agreement, resulted in the Company having a $655,238 balance remaining at June 30, 2005 . On March 31, 2006 the Company entered a Preferred Stock sale agreement with a current shareholder; wherein the purchaser assumed the first $100,000 of this debt. There were meetings during the fiscal year where the inventor stated to the Company that he would accept no less than $100,000 for the entire remaining indebtedness. As of June 30, 2006, the preferred stock purchaser has not made the $100,000 payment to settle this debt. Accordingly, the Company has the remaining $555,238 as long-term debt because management anticipates the remaining balance will be forgiven.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
Note 6. Stockholders’ Deficit:
Preferred stock: The Series C-1 Convertible Preferred Stock is non-interest bearing and each share shall have the right to vote on a 5 to 1 basis with the common shareholders. Approximately each share of Series C-1 Preferred stock issued can be converted immediately into 5 shares of common stock for a period of 36 months from the date of issuance. The Company may redeem the preferred shares from the Purchaser upon 30 days written notice. If the purchaser elects not to convert the preferred shares requested for redemption, the Company shall pay the purchaser the full purchase price plus a redemption fee equal to 1% per month for each month the Purchaser held the preferred shares.
The Company currently has 1,076,923 and -0- Series C-1 Preferred issued and outstanding as of June 30, 2006 and 2005 respectively. As of June 30, 2006 these shares are convertible into 5,384,615 common shares.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
Note 6. Stockholders’ Deficit (Continued):
Information relating to outstanding stock options as of June 30 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price
Under option, beginning of year	2,730,000	$.70	2,530,000	$.72
Granted	50,000	$.38	250,000	$.83
Expired			(50,000)	$.38

Under option, end of year	2,780,000	$.70	2,730,000	$.70

Exercisable at end of year	2,630,000	$.68	2,530,000	$.69

The following table summarizes information about stock options outstanding as of June 30, 2006:

Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.38 — .50	1,255,000	3.40	$.45	1,255,000	$.45
$.75 — 1.00	1,475,000	6.30	$.89	1,375,000	$.90
$1.01—1.50	50,000	7.16	$1.50	—	—

$.38 — 1.50	2,780,000	5.01	$.70	2,630,000	$.68

Note 7. Related Party Transactions:
The Company paid consulting fees of $72,000 to one board member during the fiscal year ended June 30, 2006. The Company incurred consulting fees of $180,000 and $250,000 to two members of the Board of Directors who are also stockholders of the Company for the year ended June 30, 2005. There was one director being owed $333,373 as of June 30, 2006. The chief executive officer forgave the debt due by the Company in the amount of $350,000 during the fiscal year. The balance owed these individuals at June 30, 2005 was $683,373.
Note 8. Commitments and Contingencies:
In February 2003, the Company signed a new lease agreement through January 2013. This lease agreement calls for the following monthly payments: years 1-3, $16,000; years 4-5, $18,667; years 6-7, $20,000; years 8-10, $21,353. In addition, the Company issued the lessor 288,000 shares of common stock in each of the first three years in lieu of paying real estate taxes and other rental expenses. The shares of common stock issued were valued at $.50 per share at the time the agreement was signed. This lease was vacated on July 31, 2006 at the request of the landlord and the Company has re-located to a new facility. On August 1, 2006 the Company sub-leased new space under a new lease through December 14, 2009. The new lease calls for monthly payments as follows: (i) $7,528 until December 1, 2006; (ii) $7,928 until December 1, 2007; and (iii) $8,530 until December 14, 2009.
Combined rental expense on the above operating leases was approximately $336,000 for the years ended June 30, 2006 and 2005.
The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $10,000 for the years ended June 30, 2006 and 2005.
Minimum lease payments at June 30, 2006 are as follows:

	Facility	Equipment	Total
Years Ending June 30:
2007	$79,280	$10,632	$89,912
2008	99,350	10,632	109,982
2009	109,381	5,316	114,697
2010	47,665		47,665

	$335,676	$26,580	$362,256

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2006 and 2005
Note 9. Income Taxes:
The Company has available net operating loss carry-forwards of approximately $6,729,000 at June 30, 2006 which will expire at various times from 2013 to 2024.
The following is a summary of deferred taxes:

	June 30
	2006	2005
Deferred tax assets:
Operating loss carry-forwards	$2,690,000	$2,700,000
Depreciation and amortization	700,000	600,000

	3,390,000	3,300,000
Valuation allowance	(3,390,000)	(3,300,000)

Total deferred tax assets	$—	$—

A reconciliation of the Company’s statutory tax rate to the effective date is as follows:

	2006	2005
Federal statutory rate	35%	35%
State taxes	5%	5%
Other	(1)%	(1)%
Valuation allowance	(39)%	(39)%

	0%	0%

Federal tax rules impose limitations on the utilization of net loss carry-forwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.
Note 10. Major Customers:
The Company derived more than 10% of its revenues from the following unaffiliated customer and had receivable balances from those customers in the following amounts:

	2006		2005
	Sales	Receivables	Sales	Receivables
Customer A	$—	—	331,668	—
Customer B	$175,019	2,546	$183,351	$—
Customer C	$766,456	$106,054	$910,319	$102,144

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On January 17, 2005, our Board of Directors approved and authorized the engagement of the services of Carver Moquist & O’Connor, LLC (“CMO”), as our principal independent accountants. The address and telephone/facsimile numbers for CMO are as follows: 1550 American Blvd. East, Suite 680, Bloomington, Minnesota 55425, telephone no. 952.854.5700 and facsimile no. 952.854.1163.
We did not previously contact CMO prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was sought by us from CMO prior to its engagement regarding an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.
ITEM 8A. CONTROLS AND PROCEDURES
An evaluation was conducted under the supervision and with the participation of our management, including Stephen Nagel, our Chief Executive Officer/President and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, Mr. Nagel concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
AUDIT COMMITTEE
Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee as required by the SEC. When established, the audit committee’s primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

The Board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risk associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.
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
As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Thomas Gerschman	49	Director and Chairman of the Board
Stephen Nagel	56	Director, President
Kenneth Bradley	58	Secretary
Thomas LeFort	37	Director
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
ITEM 10. EXECUTIVE COMPENSATION.
During fiscal years ended June 30, 2006 and 2005, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.
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

SUMMARY COMPENSATION TABLE
Compensation
Certain of our executive officers received an annual salary and bonus that exceeded $60,000 during the fiscal years ended June 30, 2006, 2005 and 2004. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by our officers and directors.

						Long Term Compensation
	Annual Compensation					Awards		Payouts
					Other				All
					Annual	Restricted	Securities		Other
					Compen-	Stock	Underlying	LTIP	Compen-
	Year	Salary		Bonus	sation	Award(s)	Options/SARs	Payouts	sation
Name and Principal Position		($)		($)	($)	($)	(#)	($)	($)
Stephen Nagel	2006	$72,000	(1)	Nil	Nil	None	Nil	None	None
President/Chief	2005	$118,500	(2)	Nil	Nil	None	Nil	None	None
Executive Officer and	2004	$191,000		Nil	Nil	None	Nil	None	None
Director

(1)	Of the $118,500 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2005, $70,000 was actually paid and $48,500 was accrued.

(2)	Of the $191,000 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2004, $78,500 was actually paid and $112,500 was accrued to Mr. Nagel.

Stock Options/SAR Grants In Fiscal Year Ended June 30, 2006
As of the date of this Annual Report, we have a Stock Incentive Plan in effect. The following reflects that information for fiscal year ended June 30, 2006 regarding stock options.

	Number of	% of Total
	Securities	Options/SARs
	Under	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted	Financial Year	($/Security)	Expiration Date
Thomas Gerschman	500,000		$0.375	May 1, 2010
	500,000		$0.50	May 1, 2011
	500,000		$0.75	May 1, 2012
	500,000		$1.00	May 1, 2013

	2,000,000	73.26%
Long Term Incentive Plan (“LTIP”) Awards Table
We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended June 30, 2006.
EMPLOYMENT AGREEMENTS
As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we may enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 30, 2006, there are 24,309,540 shares of common stock issued and outstanding.

	Name and Address(1) of Beneficial	Amount and Nature of		Percentage
Title of Class	Owner	Beneficial Ownership		of Class
Common	Thomas Gerschman	2,046,875	(2)	7.84%
Common	Stephen Nagel	6,211,000		25.75%
Common	Philippe Nordman	10,236,690		42.44%
Common	Kenneth Bradley	-0-		-0-
Common	Thomas LeFort
	Executive Officers/Directors as a Group (4	8,275,875		31.69%
	Persons)

(1)	The address for all management is 16075 E. 32nd Ave #A, Aurora, Colorado 80011.

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

ITEM 13. EXHIBITS
(a) Exhibit List
31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Subsection 1350

32.2	Certificate pursuant to 18 U.S.C. Subsection 1350
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
During fiscal year ended June 30, 2006, we incurred approximately $28,000 in fees to our principal independent accountant, Carver Moquist & O’Conner (CMO), for professional services rendered in connection with our financial statements during the year ended June 30, 2006 this includes the review of our quarterly financial statements for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006. The prior auditor, Virchow Krause & Co. was paid $27,000 and $2,000 to CMO in fees for the prior fiscal year ended June 30, 2005 and review of the previous quarters for that fiscal year.
Our principal accountants did not bill any other audit-related fees during the respective time periods.
TAX FEES
During the fiscal year ended June 30, 2006, we incurred approximately $-0- to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods.
ALL OTHER FEES
During fiscal year ended June 30, 2006, we incurred approximately $-0- to our principal independent accountants for professional services other than audit and tax services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kolorfusion International, Inc. (Registrant)

By	/s/ Stephen Nagel Stephen Nagel
President/Chief Executive Officer

Date	September 28, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /	s/ Stephen Nagel Stephen Nagel
Director

Date	September 28, 2006

By	/s/ Thomas Gerschman Thomas Gerschman
Director

Date	September 28, 2006

By	/s/ Thomas LeFort Thomas LeFort
Director

Date	September 28, 2006

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certification pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Subsection 1350
32.2	Certificate pursuant to 18 U.S.C. Subsection 1350