Form 10QSB
period 2006-09-30
KOLORFUSION INTERNATIONAL INC
filed 2006-11-14
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-28351
KOLORFUSION INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1317836

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
16075 E. 32nd Ave. Unit A, CO 80011
(Address and zip code of principal executive offices)
(303) 340-9994
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
Yes ☑ No ☐
24,309,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of November 7, 2006

KOLORFUSION INTERNATIONAL, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets September 30, 2006 (Unaudited) and June 30, 2006	1

	Statements of Operations Three month periods ended September 30, 2006 and 2005 (Unaudited)	2

	Condensed Statements of Cash Flows Three month periods ended September 30, 2006 and 2005 (Unaudited)	3

	Selected Notes to Condensed Financial Statements (Unaudited)	4-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3	Controls & Procedures

PART II	OTHER INFORMATION	7-9

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,130	$139,424
Trade accounts receivable, allowance for doubtful accounts of $8,500 and $8,500, respectively	92,200	177,366
Inventories	253,782	198,266
Prepaid rent	12,711

Total current assets	468,823	515,056

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	108,627	87,685

OTHER ASSETS:
Patents, less accumulated amortization of $3,261,747 and $3,200,205, respectively	430,783	492,325
Other	102,599	104,507

Total Other Assets	533,382	596,832

TOTAL ASSETS	$1,110,832	$1,199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$80,969	$175,665
Deferred revenue	264,101	296,647
Current portion of long-term debt	373,395	301,949
Accrued expenses	20,404	13,600
Accrued expenses due stockholders	333,373	333,373

Total current liabilities	1,072,242	1,121,234

LONG-TERM DEBT, net of current portion	577,795	563,148
DEFFERRED REVENUE	2,500	—

Total Liabilities	1,652,537	1,684,382

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 shares issued and outstanding	24,310	24,310
Additional paid-in capital	11,268,724	11,266,894
Accumulated deficit	(11,835,816)	(11,777,090)

Total Stockholders deficit	(541,705)	(484,809)

Total Liabilities and Stockholders deficit	$1,110,832	$1,199,573

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Period Ended September 30, 2006 and 2005
(Unaudited)
KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Revenues	$455,968	$489,787
Cost of sales	228,766	229,024

Gross Profit	227,202	260,763
Selling, general and administrative expenses	282,117	300,702

Operating income (loss)	(54,915)	(39,939)
Other income (Expense)	(3,811)	(13,578)

Income / (loss ) before income taxes	(58,726)	(53,517)

Income taxes
Net Income (loss)	$(58,726)	$(53,726)
Net income (loss) per common share — basic and diluted	$0.00	$0.00
Weighted average outstanding shares — basic and diluted	24,309,540	24,117,544
See Notes to Condensed Financial Statements

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(58,726)	$(53,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation		1,830
Depreciation and amortization	64,568	70,704
Loss on disposal of leasehold improvements & equipment		45,259
Change in Operating Assets and Liabilities
Decrease in trade accounts receivable	85,166	116,784
(Increase) decrease prepaid rent	(12,711)	—
(Increase) decrease inventories	(55,516)	(18,570)
Increase (decrease) in other assets	1,908	900
Increase (decrease) in accounts payable	(94,696)	3,109
(Decrease) in deferred revenue	(30,046)	(175,234)
Increase in accrued expenses	6,804	5,438
Net cash (used in) operating activities	(46,160)	(50,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(23,697)	(17,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	50,000	13,378
Payments on long-term debt	(9,437)	(16,047)

Net cash provided by (used in) financing activities	40,563	(2,671)

Decrease in cash and cash equivalents	(29,294)	(70,394)
Cash and cash equivalents:
Beginning of period	139,424	152,093

End of period	$110,130	$81,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Leasehold improvements & equipment financed with debt	$45,530	—

Cash payments for interest	$3,811	$13,695

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of September 30, 2006 and June 30, 2006, the statements of operations for the three month periods ended September 30, 2006 and 2005, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2006 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2006 audited financial statements. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying condensed financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the three months ended September 30, 2006 and 2005 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed consolidated financial statements as of and for three months ended September 30, 2006 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 (R) had been applied during the three months ended September 30, 2005.

Three months ended
Sept. 30, 2005
Net loss to common shareholders-as reported	$(53,517)
Less: Total stock-based employee compensation expense Determined under fair value based method for all awards, Net of related tax effects	(1,825)

Net loss pro forma	$(55,342)

Basic & diluted net loss per common share-as reported	0.00
Basic & diluted net loss per common share-pro-forma	0.00
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $1,830 of related compensation expense for the three month period ended September 30, 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had impacted both basic and diluted loss per share by $0.00 for the three months ended September 30, 2006. As of September 30, 2006, $20,139 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.50 years.
The Company uses the Black —Sholes-Merton (“Black Sholes”) option-pricing model as a method for determining the estimated fair market value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 (R) footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretative guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).
Information regarding outstanding stock options for the three months ended September 30, 2006 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2006	2,780,000	$0.70
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2006	2,780,000	$0.70	$0.00	4.91
Exercisable at September 30, 2006	2,630,000	$0.68	$0.00	4.65
The intrinsic values of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of outstanding options was $0.00 at September 30, 2006.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for each of the quarters ended September 30, 2006 and 2005. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly no asset impairment charges have been recorded upon these patent assets.
The Company’s primary Other Asset in the amount of $75,000 of the recorded $102,599 is related to pre-paid commissions to be due by an individual for technology support services and payments made by the Company during its fiscal year ended June 30, 2005. Such commission amounts are to be re-paid over time to the Company upon sales generated from the technology. The Company expects such pre-paid commissions receipts to begin to occur during the current fiscal year.
Note. 5 Long-term Debt

	September 30, 2006	June 30, 2006
	(unaudited)	(audited)
Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$95,397	$94,192
Note payable to bank, payable on demand but no later than July 12, 2007, including interest at 5.50% at September 30, 2006 collateralized by substantially all assets and guaranteed by a Company stockholder and officer	200,000	201,757
Equipment loan payable to a company in monthly installments of principal of $3,157 at 0% interest through October 2007	41,046	—
Note payable to bank in monthly installments of principal and interest of $3,000 at 10.25% interest through February 2008. This note is guaranteed by a Company stockholder and officer	47,399	—
Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	12,110	13,910
Payable to individual-See detail below	555,238	555,238

Totals	$951,190	$865,097
Less: Current portion	(373,395)	(301,949)

Long-term debt portion	$577,795	$563,148

Interest expense incurred to stockholder and related party of the company totaled $1,205 for the three months ended September 30, 2006.
Note Payable to Individual
The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. In June 2001, the Company entered an agreement in principle with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights. The individual has not provided bona fide services pursuant to the agreement.
In fiscal year 2003, the Company hired a French lawyer in order to enforce the agreement in principle that was signed in June 2001. As a result, the Company recorded the debt restructuring during the year ended June 30, 2003. According to the initial Agreement, the Company would have owed $1,191,176, however the updated agreement, resulted in the Company having a $655,238 balance remaining at June 30, 2005. On March 31, 2006 the Company entered a Preferred Stock sale agreement with a current shareholder; wherein the purchaser assumed the first $100,000 of this debt. There were meetings during the fiscal year where the individual stated to the Company that he would accept no less than $100,000 for the entire remaining indebtedness. As of September 30, 2006, the preferred stock purchaser has not made the $100,000 payment to settle this debt. Accordingly, the Company has the remaining $555,238 as long-term debt because management anticipates the remaining balance will be forgiven.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Stockholders’ Deficit:
During the three months ended September 30, 2006, stockholders’ deficit changed with a net loss of $58,726.
Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,835,816. At September 30, 2006 the Company’s current liabilities exceeded current assets by $603,419. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or lines of credit to support its plan for future growth and working capital needs.
Note 8. Deferred Revenue:
In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $190,143 and $348,598 is included in deferred revenue at September 30, 2006 and 2005, respectively, and is being recognized into revenue ratably over the maximum term of exclusivity ending June 2007. The Company recognized a change in estimate and will recognize the remaining royalty over this fiscal year ending June 30, 2007 versus over two years due to the third party not meeting minimum unit shipment level at June 30, 2006 as stipulated in the royalty agreement. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.
In addition, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $76,459 and $43,125 as of September 30, 2006 and June 30, 2006, respectively.
Note 9. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes"-an Interpretation of FASB Statement No. 109”. (FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

KOLORFUSION INTERNATIONAL, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
Certain statements in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements may appear in a number of places in this report and can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “intend,” “may,” “could,” “possible,” “plan,” “forecast,” and similar words or expressions. The Company’s forward-looking statements generally relate to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration of any payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.
General
Kolorfusion International, Inc., a Colorado corporation (the “Company”) currently trades on the Over-the-Counter Bulletin Board under the symbol “KOLR”.
The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Sony-laptop lids, Alcoa-wheel rims, Gerber — hand tools, Tru-Glo — bow sights, Sunrise Medical — wheelchairs, Excalibur — bows, K2-snowboard bindings, and other customers. The Company entered a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
The Company had a net loss of $58,726 for the three-month period ended September 30, 2006 compared to a net loss of approximately $53,517 for the three-month period ended September 30, 2005. During the three-month period ended September 30, 2006, the Company generated $455,968 in gross revenues compared to $489,787 in gross revenues during the three-month period ended September 30, 2005 a decrease of $33,819. The decrease was partially related to the move out from the old facility into the new facility; thereby having downtime during the quarter. During the three-month period ended September 30, 2006, the Company incurred $510,883 in expenses and cost of goods sold (selling & general administrative expenses were $282,117) as compared to the three month period ended September 30, 2005 where the Company incurred $529,726 in expenses and cost of goods sold (selling & general administrative expenses were $300,702) a decrease of $18,843. Gross profit decreased to 48.8% for the three months ended September 30, 2006 compared to 53.2% for the three months ended September 30, 2005. The decline was attributable to a different mix of revenues, such as processing versus print media sales, during the comparable quarters .
The primary decrease in selling and general expenses related to the Company reducing personnel costs and rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
Three Month Period Ended September 30, 2006
The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2006 was $11,835,816 and current liabilities are in excess of current assets in the amount of $603,419. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $333,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company is seeking to finalize an additional equity placement during the next few months to support its plans for future growth and working capital needs.
The Company incurred $46,160 in negative operating cash flow for the three months ended September 30, 2006, as compared to a negative operating cash flow of $50,386 during the three months ended September 30, 2005. During the three-month period ended September 30, 2006, net cash flows used in investing activities was $23,697 compared to $17,338 three months ended September 30, 2006. During the three month period ended September 30, 2006, net cash flow provided from financing activities was $40,563 compared to a net cash used of $2,671 for the three months ended September 30, 2005. This increase in cash flow from financing activities was due to a new $50,000 bank loan.

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
The Company entered into an agreement in June of 2001 with the holder of the patent where the holder would receive 1,000,000 French Francs, 1,000,000 shares of the common stock of the Company, and a 5 year consulting agreement for 58,333 French Francs per month, in exchange for the debt. The Company believes the individual will not provide any bona fide services pursuant to the agreement. The Company retained a French attorney to enforce the agreement. In the event that there is a restructuring of the agreement, which the Company feels is remote, it would not have a significant impact on the liquidity of the Company. On March 31, 2006 the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total of 5,384,615 common shares. The investment included $600,000 in cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company has confirmed to the Preferred purchaser that the debt holder will agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess the $100,000. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 in full settlement of the debt.
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
General
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from these estimates.

Inventory Valuation
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
Patent Rights
The cost of the patent rights is being amortized using the straight-line method over fifteen years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.
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
The Board is fully aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risk associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expense associated with such increase at this time.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEEDINGS
The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b)	No reports on Form 8-K were filed during the three months ended September 30, 2006.
* Files herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: November 14, 2006	By:	/s/ Stephen Nagel
Director, President

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.