Form 10QSB
period 2006-12-31
KOLORFUSION INTERNATIONAL INC
filed 2007-02-14
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
24,309,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of February 12, 2007

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,093	$139,424
Trade accounts receivable, net of allowance for doubtful accounts of $8,500 and $8,500, respectively	161,378	177,366
Inventories	245,543	198,266
Prepaid rent	12,711	—

Total current assets	437,725	515,056

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	190,675	87,685
OTHER ASSETS:
Patents, less accumulated amortization of $3,323,289 and $3,200,205, respectively	369,241	492,325
Other	102,600	104,507

Total Other Assets	471,841	596,832

Total Assets	$1,100,241	$1,199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$156,035	$175,665
Deferred revenue	182,192	296,647
Current portion of capital lease obligation	21,331	—
Current portion of long-term debt	366,522	301,949
Accrued expenses	8,626	13,600
Accrued expenses due stockholders	333,373	333,373

Total current liabilities	1,068,079	1,121,234

Capital lease obligation, net of current portion	53,078	—
Long-term debt, net of current portion	568,372	563,148
Deferred revenue	7,606	—

Total Liabilities	1,697,135	1,684,382

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 shares issued and outstanding	24,310	24,310
Additional paid-in capital	11,270,554	11,266,894
Accumulated deficit	(11,892,835)	(11,777,090)

Total Stockholders’ deficit	(596,894)	(484,809)

Total Liabilities and Stockholders’ deficit	$1,100,241	$1,199,573

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Revenues	$418,733	$540,259	$874,701	$1,030,048
Cost of sales	238,533	252,006	467,299	481,031

Gross Profit	180,200	288,253	407,402	549,017
Selling, general and administrative expenses	229,466	268,898	511,583	569,601

Operating income (loss)	(49,266)	19,355	(104,181)	(20,584)
Other income (loss):	264	114	264	114
Interest Expense	(8,017)	(11,717)	(11,828)	(25,295)

Total Other Expense	(7,753)	(11,603)	(11,564)	(25,181)

Income/ (loss ) before income taxes	$(57,019)	$7,752	$(115,745)	$(45,765)
Income taxes	—	—	—	—

Net income (loss)	$(57,019)	$7,752	$(115,745)	$(45,765)

Net (loss) per common share — basic and diluted	$0.00	$0.00	$(0.01)	$0.00
Weighted average outstanding shares — basic and diluted	24,309,540	24,117,544	24,309,540	24,117,544
See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(115,745)	$(45,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation	3,660	—
Depreciation and amortization	129,422	141,513
Loss on disposal of leasehold improvements & equipment	45,259	—
Change in operating assets and liabilities
(Increase) decrease in trade accounts receivable	15,988	(26,568)
(Increase) inventories	(47,277)	(21,411)
(Increase) prepaid rent	(12,711)	—
(Increase) in other assets	1,907	36,900
(Decrease) increase in accounts payable	(19,630)	130,928
(Decrease) in deferred revenue	(106,849)	(338,171)
(Decrease) in accrued expenses	(4,974)	(913)

Net cash (used in) operating activities	(110,950)	(123,487)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(27,857)	(18,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	50,000	13,378
Principal payments on capital leases	(6,791)	—
Payments on long-term debt	(25,733)	(15,782)

Net cash provided by (used in) financing activities	17,476	(2,404)

Decrease in cash and cash equivalents	(121,331)	(144,417)
Cash and cash equivalents:
Beginning of period	139,424	152,093

End of period	$18,093	$7,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Leasehold improvements & equipment financed with debt	$45,530	$—

Cash payments for interest	$11,828	$25,295

Equipment financed with capital lease obligation	$81,200	$—

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of December 31, 2006 and June 30, 2006, the statements of operations for the three and six month periods ended December 31, 2006 and 2005, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2006 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2006 audited financial statements. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full year.
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
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the six months ended December 31, 2006 and 2005 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 3. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed consolidated financial statements as of and for six months ended December 31, 2006 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 (R) had been applied during the six months ended December 31, 2005.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Six months ended
Dec. 31, 2005
Net loss to common shareholders-as reported	$(45,765)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,650)

Net loss pro-forma	$(49,415)

Basic & diluted net loss per common share-as reported	$0.00
Basic & diluted net loss per common share-pro-forma	$0.00
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $3,660 of related compensation expense for the six month period ended December 31, 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had impacted both basic and diluted loss per share by $0.00 for the six months ended December 31, 2006. As of December 31, 2006, $18,309 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.25 years.
The Company uses the Black Sholes-Merton (“Black Sholes”) option pricing model as a method for determining the estimated fair market value for employee stock awards. This is the same option pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 (R) footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretative guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).
Information regarding outstanding stock options for the six months ended December 31, 2006 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2006	2,780,000	$0.70
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2006	2,780,000	$0.70	$0.00	4.63
Exercisable at December 31, 2006	2,630,000	$0.68	$0.00	4.36
The intrinsic values of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of outstanding options was $0.00 at December 31, 2006.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for each of the quarters ended December 31, 2006 and 2005. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter into twenty (20) year license agreements with its licensees. Accordingly no asset impairment charges have been recorded upon these patent assets.
The Company’s primary Other Asset in the amount of $75,000 of the recorded $102,600 is related to prepaid commissions to be due by an individual for technology support services and payments made by the Company during its fiscal year ended June 30, 2005. Such commission amounts are to be repaid over time to the Company upon sales generated from the technology. The Company expects such prepaid commissions receipts to begin to occur during the current fiscal year.
Note. 5 Long-term Debt

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$97,797	$94,192
Note payable to bank, payable on demand but no later than July 12, 2007, including interest at 5.50% at December 31, 2006 collateralized by substantially all assets and guaranteed by a Company stockholder and officer	200,000	201,757
Equipment loan payable to a company in monthly installments of principal of $3,157 at 0% interest through October 2007	31,574	—
Note payable to bank in monthly installments of principal and interest of $3,000 at 10.25% interest through February 2008. This note is guaranteed by a Company stockholder and officer	39,563	—
Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	10,722	13,910
Payable to individual-See detail below	555,238	555,238

Totals	$934,894	$865,097
Less: Current portion	(366,522)	(301,949)

Long-term debt portion	$568,372	$563,148

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

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Commitments:
During the three months ended December 31, 2006, the Company leased a production printer with a fair value of $81,200 qualifying as a capital lease. Under this agreement, the Company is required to make monthly payments of $2,935 through October 2009.
Note 7. Stockholders’ Deficit:
During the six months ended December 31, 2006, stockholders’ deficit changed with a net loss of $115,745.
Note 8. Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has sustained substantial losses totaling $11,892,835. At December 31, 2006, the Company’s current liabilities exceeded current assets by $630,354. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or lines of credit to support its plan for future growth and working capital needs.
Note 9. Deferred Revenue:
In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $126,762 is included in deferred revenue at December 31, 2006 and is being recognized into revenue ratably over the maximum term of exclusivity ending June 2007. The Company recognized a change in estimate as of June 30, 2006 and will recognize the remaining royalty over this fiscal year ending June 30, 2007 versus over two years due to the third party not meeting minimum unit shipment level at June 30, 2006 as stipulated in the royalty agreement. In addition, the Company will receive royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.
In addition to the agreement, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $63,036 and $43,125 as of December 31, 2006 and June 30, 2006, respectively.
Note 10. Recently Issued Accounting Pronouncements
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
Results of Operations
For the Three-Month Period Ended December 31, 2006 compared to the Three-Month Period Ended December 31, 2005.
The Company had a net loss of $57,019 for the three-month period ended December 31, 2006 compared to a net profit of approximately $7,752 for the three-month period ended December 31, 2005. During the three-month period ended December 31, 2006, the Company generated $418,733 in gross revenues compared to $540,259 in gross revenues during the three-month period ended December 31, 2005 a decrease of $121,526. The decrease is partially attributable to the Company’s work on switching its major customer to a new print method, which is contemplated to begin next quarter of the Company’s fiscal year. During the three-month period ended December 31, 2006, the Company incurred $467,999 in expenses and cost of goods sold (selling & general administrative expenses were $229,466) as compared to the three month period ended December 31, 2005 where the Company incurred $520,904 in expenses and cost of goods sold (selling & general administrative expenses were $268,898) a decrease of $52,936.
For the Six-Month Period Ended December 31, 2006 compared to the Six-Month Period Ended December 31, 2005.
The Company had a net loss of $115,745 for the six-month period ended December 31, 2006 compared to a net loss of $45,765 for the six-month period ended December 31, 2005. During the six-month period ended December 31, 2006, the Company generated $874,701 in gross revenues compared to $1,030,048 in gross revenues during the six-month period ended December 31, 2005 a decrease of $155,347. The decrease is partially attributable to the Company’s work on switching its major customer to a new print method, which is contemplated to begin next quarter of the Company’s fiscal year. During the six-month period ended December 31, 2006, the Company incurred $978,882 in expenses and cost of goods sold (selling & general administrative expenses were $511,583) as compared to the six month period ended December 31, 2005 where the Company incurred $1,050,632 in expenses and cost of goods sold (selling & general administrative expenses were $569,601) a decrease of $71,750.

Gross profit decreased to 46.6% for the six months ended December 31, 2006 compared to 53.3% for the six months ended December 31, 2005. The decline was attributable to a different mix of revenues, such as processing versus print media sales, during the comparable six month periods.
The primary decrease in selling and general expenses related to the Company reducing personnel costs and rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
Six Month Period Ended December 31, 2006
The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to December 31, 2006 was $11,892,835 and current liabilities are in excess of current assets in the amount of $630,354. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company is seeking to finalize an additional equity placement during the next few months to support its plans for future growth and working capital needs.
The Company incurred $110,950 in negative operating cash flow for the six months ended December 31, 2006, as compared to a negative operating cash flow of $123,487 during the six months ended December 31, 2005. During the six-month period ended December 31, 2006, net cash flows used in investing activities was $27,857 compared to $18,526 six months ended December 31, 2005. During the six month period ended December 31, 2006, net cash flow provided from financing activities was $17,476 compared to a net cash used of $2,404 for the six months ended December 31, 2005. This primary increase in cash flow from financing activities was due to a new $50,000 bank loan.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceeedings
The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.

Item 2.	Changes in Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b)	No reports on Form 8-K were filed during the six months ended December 31, 2006.

*	Files herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: February 14, 2007	By:	/s/ Stephen Nagel
Director, President

EXHIBIT INDEX

Exhibit
No..	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.