Form 10QSB
period 2007-03-31
KOLORFUSION INTERNATIONAL INC
filed 2007-05-15
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:    March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
24,309,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of May 14, 2007

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,918	$139,424
Trade accounts receivable, net of allowance for doubtful accounts of $8,500 and $8,500, respectively	197,487	177,366
Inventories	227,375	198,266
Prepaid rent	12,711	—

Total current assets	448,491	515,056

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	194,584	87,685

OTHER ASSETS:
Patents, less accumulated amortization of $3,384,831 and $3,200,205, respectively	307,699	492,325
Other	102,600	104,507

Total Other Assets	410,299	596,832

Total Assets	$1,053,374	$1,199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$154,245	$175,665
Deferred revenue	123,777	296,647
Current portion of capital lease obligation	22,533	—
Current portion of long-term debt	398,118	301,949
Accrued expenses	20,790	13,600
Accrued expenses due stockholders	333,373	333,373

Total current liabilities	1,052,836	1,121,234

Capital lease obligation, net of current portion	46,992	—
Long-term debt, net of current portion	555,238	563,148
Deferred revenue	20,812	—

Total Liabilities	1,675,878	1,684,382

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 shares issued and outstanding	24,310	24,310
Additional paid-in capital	11,272,382	11,266,894
Accumulated deficit	(11,920,273)	(11,777,090)

Total Stockholders’ deficit	(622,504)	(484,809)

Total Liabilities and Stockholders’ deficit	$1,053,374	$1,199,573

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended		NIne Months Ended
	March 31		March 31
	2007	2006	2007	2006
Revenues	$356,181	$317,557	$1,230,882	$1,347,605

Cost of sales	152,379	195,976	619,678	677,007

Gross Profit	203,802	121,581	611,204	670,598

Selling, general and administrative expenses	222,410	274,225	733,993	843,826

Operating loss	(18,608)	(152,644)	(122.789)	(173,228)

Other income (expenses):	—	261	264	377
Interest Expense	(8,830)	(13,208)	(20,658)	(38,503)

Total Other Expense	(8,830)	(12,947)	(20,854)	(38,126)

Loss before income taxes	$(27,438)	$(165,591)	$(143,183)	$(211,354)
Income taxes	—	—	—	—

Net loss	$(27,438)	$(165,591)	$(143,183)	$(211,354)

Net (loss) per common share — basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted average outstanding shares — basic and diluted	24,309,540	24,307,453	24,309,540	24,180,847
See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(143,183)	$(211,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	5,488
Depreciation and amortization	198,371	209,742
Loss on disposal of leasehold improvements & equipment	45,259
Change in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(20,121)	135,177
Increase in inventories	(29,109)	(105,067)
Increase in prepaid rent	(12,711)
Decrease in other assets	1,907	86,599
(Decrease) increase in accounts payable	(21,420)	154,405
Decrease in deferred revenue	(152,058)	(383,611)
Increase in accrued expenses	7,190	11,763

Net cash used in operating activities	(120,387)	(102,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(39,173)	(18,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	85,000	—
Principal payments on capital leases	(11,675)	—
Net proceeds from preferred stock issuance	—	599,644
Payments on long-term debt	(42,271)	—

Net cash provided by financing activities	31,054	599,644

Increase (decrease) in cash and cash equivalents	(128,506)	478,772

Cash and cash equivalents:
Beginning of period	139,424	152,093

End of period	$10,918	$630,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest	$20,658	$36,319

NON-CASH TRANSACTIONS:

Accrued expenses due stockholder converted to paid in capital	$—	$350,000

Long-term debt assumed in preferred stock offering	$—	$100,000

Cash payments for interest	$20,658	$36,319

Equipment financed with capital lease obligation	$81,200	$—

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of March 31, 2007 and June 30, 2006, the condensed statements of operations for the three and nine month periods ended March 31, 2007 and 2006, and the condensed statements of cash flows for the nine month periods then ended have been prepared by Kolorfusion International, Inc. (the “Company”), without audit. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2007 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2006 audited financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.
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
Note 2. Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has sustained substantial accumulated losses totaling $11,920,273. At March 31, 2007, the Company’s current liabilities exceeded current assets by $604,345. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress, the Company can achieve a positive cash-flow. Management is also seeking an additional investment or lines of credit to support its plan for future growth and working capital needs.
Note 3. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the nine months ended March 31, 2007 and 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 4. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” “SFAS 123 (R)”, which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed financial statements as of and for nine months ended March 31, 2007 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R). The following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 had been applied during the three and nine month periods ended March 31, 2006.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended	Nine months ended
	March 31, 2006	March 31, 2006
Net loss to common shareholders-as reported	$(165,591)	$(211,354)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,927)	(9,414)

Net loss pro-forma	$(169,518)	(220,768)

Basic & diluted net loss per common share-as reported	$(0.01)	$(0.01)
Basic & diluted net loss per common share-pro-forma	$(0.01)	$(0.01)
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. The Company recorded $1,828 and $5,488 of related compensation expense for the three and nine month periods ended March 31, 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense as a result of a full valuation allowance recorded against all deferred tax assets. The compensation expense had impacted both basic and diluted loss per share by $0.00 for the nine months ended March 31, 2007. As of March 31, 2007, $16,479 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.00 years.
The Company uses the Black Sholes-Merton (“Black Sholes”) option pricing model as a method for determining the estimated fair market value for employee stock awards. This is the same option pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretative guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).
Information regarding outstanding stock options for the nine months ended March 31, 2007 is as follows:

				Weighted
				Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2006	2,780,000	$0.70
Granted	—	—
Exercised	—	—
Forfeited or expired	(30,000)	$0.50
Outstanding at March 31, 2007	2,750,000	$0.70	$0.00	4.64
Exercisable at March 31, 2007	2,600,000	$0.68	$0.00	4.41
The aggregate intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of outstanding options was $0.00 at March 31, 2007.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Patents and Other Assets:
In 1995 the Company purchased the patent rights for the Company’s color processing for Canada and the United States. The cost of those rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for the three month periods ended March 31, 2007 and 2006 and $184,356 for the nine-month periods ended March 31, 2007 and 2006. Patent amortization expense will be $246,170 per year until fully amortized at June 30, 2008. The primary patents of the Company expire in 2012 and 2018. All product sales of the Company currently utilize the technology associated with these patents. Accordingly, no asset impairment charges have been recorded upon these patent assets.
During its fiscal year ended June 30, 2005, the Company advanced $75,000 and the rights to use the Company’s technology in a non-competitive application to a related party. The advance is to be repaid over time upon the receipt of royalty payments generated from future product sales of the related party. The Company expects royalty payments to begin during the fourth quarter of fiscal 2007. The advance has been recorded as other assets in the Company’s financial statements.
Note. 6 Long-term Debt

	March 31, 2007	June 30, 2006
	(unaudited)	(audited)
Unsecured notes payable to related party, due dates expired and extended on a month-to-month basis, plus interest at 12%	$100,197	$94,192
Note payable to bank, payable on demand but no later than July 12, 2007, including interest at 5.50% at March 31, 2007 collateralized by substantially all assets and guaranteed by a Company stockholder and officer	200,000	201,757
Equipment loan payable to a company in monthly installments of $3,157 through October 2007	22,102	—
Note payable to bank in monthly installments of principal and interest of $3,000 at 10.25% interest through February 2008. This note is guaranteed by a Company stockholder and officer	31,523	—
Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	9,296	13,910
Note Payable to related party at 8% interest payable $2,500/ month	35,000
Payable to individual-See detail below	555,238	555,238

Totals	$953,356	865,097
Less: Current portion	(398,118)	(301,949)

Long-term debt portion	$555,238	$563,148

Note Payable to Individual
The Company, on October 17, 1995, purchased certain U.S. and Canadian patent rights from an individual as part of an assignment agreement granted at a total price of twenty-five million French francs. The agreement was collateralized by patent rights. In June 2001, the Company entered into a revised agreement in principle (the “2001” Agreement) with the individual whereby the individual would receive 1,000,000 French francs, 1,000,000 shares of Company common stock, and a five year consulting agreement calling for monthly payments of 58,333 French francs in exchange for a settlement of the payable related to the October 1995 agreement and certain patent rights and other exclusive rights.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
In fiscal year 2003, as a result of the individual not providing bona fide services pursuant to the terms of the 2001 Agreement, the Company pursued legal action to enforce the terms of the agreement. As a result, the 2001 Agreement was restructured, with $1,191,176 being recorded by the Company as a gain on debt restructuring. The restructured agreement (the “2003 Agreement”), consisting of amounts to be paid to the individual of 1,000,000 French francs and the original five year consulting agreement, was recorded in the Company’s June 30, 2003 financial statements at it’s then present value of $655,238.
On March 31, 2006, the Company entered into a Preferred Stock agreement with a current shareholder, wherein the shareholder agreed to assume the $655,238 debt associated with the 2003 Agreement. During the fiscal year ended June 30, 2006, the individual party to the 2003 Agreement indicated to the Company, he would accept no less than $100,000 for the remaining indebtedness. However, though the Company fully expects the individual will not attempt or be successful in claiming more than $100,000 in full settlement of the 2003 Agreement, the Company has warranted to the shareholder that the Company would assume any liabilities in excess of $100,000. Accordingly, as of June 30, 2006 the indebtedness recorded in the Company’s financial statements was $555,238.
As of March 31, 2007, the aforementioned shareholder has not made the $100,000 payment to settle the debt and accordingly the Company has continued to reflect the $555,238 as the amount owing on the 2003 Agreement.
Note 7. Commitments:
During the nine months ended March 31, 2007, the Company leased a production printer with a fair value of $81,200 qualifying as a capital lease. Under this agreement, the Company is required to make monthly payments of $2,935 through October 2009. The outstanding principle balance on this capital lease as of March 31, 2007 is $69,525. The current portion due as of March 31, 2007 is $22,533.
Note 8. Stockholders’ Deficit:
During the nine months ended March 31, 2007, stockholders’ deficit changed with a net loss of $143,183.
Note 9. Deferred Revenue:
In August 2002, the Company signed a license and royalty agreement which allows a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. The Company, in return, received $750,000, of which $63,381 is included in deferred revenue at March 31, 2007 and is being recognized into revenue ratably over the maximum term of exclusivity ending June 2007. The Company recognized a change in estimate as of June 30, 2006 and began to recognize the remaining royalty over the fiscal year ending June 30, 2007 versus over the two years ending June 30, 2008 due to the third party not meeting minimum unit shipment level at June 30, 2006 as stipulated in the royalty agreement. In addition, the Company receives royalties on each unit shipped in excess of units stated in the agreement, along with an annual license fee of $10,000 from the third party for each product line that incorporates the patented technology.
In addition to the agreement, the Company has other various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts is $81,208 and $43,125 as of March 31, 2007 and June 30, 2006, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes"- an Interpretation of FASB Statement No. 109”. (FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

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
The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Sony-laptop lids, Alcoa-wheel rims, Gerber — hand tools, Tru-Glo — bow sights, Sunrise Medical — wheelchairs, Excalibur — bows, K2-snowboard bindings, and other customers. The Company entered into a Strategic Marketing Alliance Agreement with DuPont Engineered Resins Division during the quarter for the promotion by Dupont of the Company’s process for adding value to the resins manufactured and sold by Dupont to its OEM’s customers. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
For the Three-Month Period Ended March 31, 2007 compared to the Three-Month Period Ended March 31, 2006.
The Company had a net loss of $27,438 for the three-month period ended March 31, 2007 compared to a net loss of $165,591 for the three-month period ended March 31, 2006. During the three-month period ended March 31, 2007, the Company generated $356,181 in gross revenues compared to $317,557 in gross revenues during the three-month period ended March 31, 2006, an increase of $38,624. The increase is partially attributable to the Company’s increased presence in the computer market for its process. During the three-month period ended March 31, 2007, the Company incurred $374,789 in expenses and cost of goods sold (selling & general administrative expenses were $222,410) as compared to the three month period ended March 31, 2006 where the Company incurred $470,201 in expenses and cost of goods sold (selling & general administrative expenses were $274,225) a decrease of $95,412.
For the Nine-Month Period Ended March 31, 2007 compared to the Nine-Month Period Ended March 31, 2006.
The Company had a net loss of $143,183 for the nine-month period ended March 31, 2007 compared to a net loss of $211,354 for the nine-month period ended March 31, 2006. During the nine-month period ended March 31, 2007, the Company generated $1,230,882 in gross revenues compared to $1,347,605 in gross revenues during the nine-month period ended March 31, 2006; a decrease of $116,723. The decrease is partially attributable to the Company’s work on switching a major customer to a new print method, which began during this reporting quarter of the Company’s current fiscal year. The new print method utilizes digital imaging and the Company is expanding its mage base for its customers. During the nine-month period ended March 31, 2007, the Company incurred $1,353,671 in expenses and cost of goods sold (selling & general administrative expenses were $733,993) as compared to the nine month period ended March 31, 2006 where the Company incurred $1,520,833 in expenses and cost of goods sold (selling & general administrative expenses were $843,826) a decrease of $167,162. The decrease was primarily related to a decrease in rent, travel and lower sales.

Gross profit was 49.7% and 49.8% for the nine months ended March 31, 2007 and 2006 respectively.
The primary decrease in selling and general expenses related to the Company reducing personnel costs and rent. Management of the Company anticipates that the gross profit margins will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to March 31, 2007 was $11,920,273 and current liabilities are in excess of current assets in the amount of $604,345. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities from related parties primarily. The Company is seeking to finalize an additional equity placement during the next few months to support its plans for future growth and working capital needs.
The Company incurred $120,387 in negative operating cash flow for the nine months ended March 31, 2007, as compared to a negative operating cash flow of $102,346 during the nine months ended March 31, 2006. During the nine-month period ended March 31, 2007, net cash flows used in investing activities was $39,173 compared to $18,526 for the nine months ended March 31, 2006. During the nine month period ended March 31, 2007, net cash flow provided from financing activities was $31,054 compared to a net cash provided of $599,644 for the nine months ended March 31, 2006. The large reduction compared to the prior period was due to the preferred stock sale in fiscal 2006, which was not repeated in fiscal 2007.
The Company’s future success and viability are dependent on the Company’s ability to develop, provide and market its products and services, and the continuing ability to generate capital financing. Management is optimistic the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance the Company will be successful in generation of substantial revenue or raising additional capital. The failure to generate substantial revenues or raise additional capital may have a material and adverse effect upon the Company and its stockholders.
There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be from increased sales accounts in many categories, including outdoor product manufacturers, household and building products. Additionally, existing accounts should continue to expand the use of the Company’s process resulting in higher revenues. In the event that sales do not increase, the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.
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

Critical Accounting Policies
A description of the critical accounting policies adhered to by the Company is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.
Item 3. CONTROLS & PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	No reports on Form 8-K were filed during the nine months ended March 31, 2007.

*	Files herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: May 14, 2007	By:	/s/ Stephen Nagel
Director, President

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934
Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.