Form 10KSB
period 2007-06-30
KOLORFUSION INTERNATIONAL INC
filed 2007-09-27
CIK 1059397

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2007
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
Yes ☑ No ☐
Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year (ending June 30, 2007): $1,561,776
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2007: $1,308,641
Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of September 25, 2007
Common Stock, $0.001 par value	23,709,540

Preferred Stock $.001 par value	1,076,923
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

Marketing Strategy
We believe we are in a good position to expand our base of operations into many market segments and also into strategic geographic locations with proper funding. We have established a 3rd party licensee in China with facilities in Shenzhen and another in Shanghai. We believe these new facilities will assist us in securing more accounts for our process in Asia. A critical bridge was achieved during 2004 with the development of the digital print capability for sampling and now in 2007 we can provide digital production of our print media for the use in our process. Current targeted markets include the gaming and computer markets.
We utilize an inside sales force to handle new accounts and service existing accounts. The manufacturers typically visit our facility to see and understand the process. Additionally, we have entered into a strategic marketing alliance with Dupont’s Engineered Polymer Division (“Dupont”), wherein Dupont promotes the process on its resins it supplies to various customers. Projects done using the DuPont approach include K2, Burton and Flow International for snowboard bindings. Also, the sales team at RealTree and Mossy Oak who promote copyright camouflage designs assist us in our marketing. We also attend various trade shows (e.g. S.H.O.T. SEMA, Inter-bike, SGIA Home Builder Show) and do specific targeted outbound calling
Material Agreements
Assignment Agreement
For the year ending June 30, 2007 we have removed the previously reported debt from our liabilities as related to the process inventor as described in our previous annual reports, including the language from our June 30 2006 10K. The following, in italics, is the language used in our June 30, 2006 10K filed with the SEC.
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

During June 2001, we re-negotiated the Assignment Agreement and subsequently entered into a new agreement with Claveau (the “Agreement”). Pursuant to the terms and provisions of the Agreement: (i) we would pay Claveau 1,000,000 French Francs; (ii) we would issue 1,000,000 shares of our restricted Common Stock; and (iii) Claveau will provide consulting services to us for a five-year period in consideration of monthly payments by us to Claveau in the amount of 58,333 French Francs. As of the date of this Annual Report, we have paid an aggregate of 10,000,000 French Francs to Claveau. In related matters, on March 31st 2006, the Company entered a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a 5:1 basis into the Company’s common shares for a total amount of 5,384,615. The investment included $600,000 in cash payment and the assumption of $655,238 in debt due by the Company to Claveau. The Company has confirmed to the Preferred purchaser that Claveau would agree to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company has also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. Management fully expects that the individual will not attempt or be successful in claiming any more than $100,000 for the full settlement of the debt as previously recorded by the Company. We believe this to be true since Claveau has not performed the consulting services as previously agreed. Accordingly, the remaining balance of the $555,238 balance has been classified as long-term debt.
The statutes of any relevant “statutes of limitation” for a collection of debt expired during this past fiscal year, and the Company did not receive any services from the inventor since its inception. We have therefore extinguished the previously reported remaining debt in the amount of $555,238. Additionally, we have canceled 1,000,000 shares of common stock originally valued at $400,000 that were granted to the inventor per the June 2001 Assignment Agreement as a parial payment on the debt owed to him. Due to non-performance on the inventor’ part, these shares have been taken back by the Company and the entire value of the extinguishment of debt at June 30, 2007, was $955,238.
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

China License Agreements
On March 2, 2006 we entered a License Agreement with Chesta Solutions, Inc. (“Chesta”) with facilities in Shanghai and now also Shenzhen China. Pursuant to the terms and provisions of the China License Agreements, we granted Chesta a non-exclusive, non-transferable license to practice our patented process of decoration by sublimation (the “Licensed Process”) for decorating of our approved customers and their approved products and Chesta will pay to us a royalty or shall subcontract to us the processing costs.
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

Risks Related to Our Business
We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.
We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have also been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have realized net income totaling $472,329 for fiscal year ended June 30, 2007. This income versus a loss was generated through extinguishment of debt totaling $955,238. Our operating income was a loss of $449,499 of which this included an inventory write-down of $83,591 and a write-off of a prepaid royalty of $75,000, which the Company believes to be impaired. Our accumulated deficit at June 30, 2007 is $11,304,761. As of June 30, 2007, there exists a working capital deficit of $719,356. Further, we do not know if positive cash flow from operations can be expected in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs. In the event we are unable to obtain additional financing, the Company would continue to reduce operating expenses, as we have done these past fiscal years. If the gross profits were to decline and the market opportunities not forthcoming, then operations would have to cease.
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
RISKS RELATED TO OUR COMMON STOCK
Sale of Restricted Common Stock.
As of June 30, 2007, there are 23,709,540 outstanding shares of our common stock, of which 19,148,505 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2007, there are no warrants outstanding. As of June 30, 2007, there are 3,000,000 stock options granted which, if exercised, would result in the issuance of an additional 2,700,000 shares of common stock. The remaining 300,000 stock options are not vested as of June 30, 2007.
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

ITEM 2. DESCRIPTION OF PROPERTY
We have dedicated 21,500 square feet of the 24,000 square feet of space to production with four Kolorclav processing units. We intend to lease this space in accordance with our new Sub-lease agreement dated July 31, 2006 (the “Lease Agreement”) Pursuant to the terms and provisions of our Lease Agreement, we will pay a minimum rental amount in monthly installments as follows: (i) $7,927.65 until December 1, 2008; (ii) $8,529.75 until December 1, 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During fiscal year ended June 30, 2007, no matters were submitted to our stockholders for approval.

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

Quarter Ended	High Bid	Low Bid
June 30, 2007	$0.15	$0.08
March 31, 2007	$0.20	$0.07
December 31, 2006	$0.11	$0.04
September 30, 2006	$0.11	$0.06
June 30, 2006	$0.18	$0.09
March 31, 2006	$0.29	$0.07
December 31, 2005	$0.19	$0.07
September 30, 2005	$0.15	$0.11
As of June 30, 2007, there were approximately 75 shareholders of record of our common shares as reported by our transfer agent, ComputerShare Services, Inc., which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately over 450 beneficial owners of our common stock.
DIVIDEND POLICY
No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS
As of the date of this Annual Report, we have one equity compensation plan, the Kolorfusion International, Inc. Stock Incentive Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Incentive Plan under which equity securities are authorized for issuance as of June 30, 2007. As of the date of this Annual Report, we do not have any warrants issued or outstanding.
Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders-Stock Incentive Plan	1,000,000	$0.79	-0-

Stock Options	2,000,000	$0.66	N/A
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

RECENT SALES OF UNREGISTERED SECURITIES
Preferred Stock
During fiscal year ended June 30, 2006, we entered on March 31st 2006 a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a basis of 5:1 into the Company’s common shares for a total amount of 5,384,615. The investment included a $600,000 cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company had confirmed to the Preferred purchaser that the debt holder would have agreed to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company had also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. However, due to this guarantee, only $100,000 of the debt was reclassified to additional paid-in capital as additional consideration for the Preferred Stock at June 30, 2006. The remaining balance of $555,238 would remain in long-term debt until the matter was to be settled or extinguished. The Company extinguished the entire debt at June 30, 2007 due to nonperformance and the running of all statute of limitations for collection of the debt. We issued the shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Securities Act”). The purchaser acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that they understood the economic risk of an investment in the securities.
Common Stock
During fiscal year ended June 30, 2007, we canceled the 1,000,000 common shares as related to the Assignment Agreement the Company had with the inventor in June 2001 for non-performance. The Company did sell 400,000 of these shares for $90,500 in the final quarter of its year ending June 30, 2007.
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

RESULTS OF OPERATIONS

	Year ended
	June 30,
	2007	2006	% Change
Gross Sales/License Revenue	$1,561,776	$2,086,758	down 25%
COS/SGA Expenses	$2,011,275	$2,317,318	down 13%
Net Operating Loss	$(449,499)	$(240,560)	up 85%

Basic and Diluted Net Operating Loss per Share	$(0.02)	$(0.01)
The results for fiscal year ended June 30, 2007 include a decrease in cost of sales and selling, general and administrative expenses. However, our gross sales and license revenues decreased by 25% resulting in a significant increase in our net operating loss in 2007. We continue to build a team of experienced industry professionals that can lead us to success in product surface enhancement technology industry. In Spring of 2007 we have installed a new digital print system and associated printers that will allow us to create new designs at no cost to the customer and allow us to do short or long runs of the same images. This new system should allow us to expand our customer base more easily. We believe our operating systems as implemented reduce errors and increase logistic efficiencies and customer service. As a result of management’s efforts, we believe we have successfully negotiated the lowest costs of our services and payment terms.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
We have net income during fiscal year ended June 30, 2007 of $472,329 compared to a net loss of ($292,378) during fiscal year ended June 30, 2006 (a difference of $764,707). During fiscal year ended June 30, 2007, we generated $1,222,092 in gross product sales compared to $1,818,200 in gross sales for fiscal year ended June 30, 2006 (a decrease of $596,108). During fiscal year ended June 30, 2007, we also generated $339,684 in license and royalty revenue compared to $268,558 in license and royalty revenue for fiscal year ended June 30, 2006 (an increase of $71,126). Other income for the fiscal year was $921,828 compared to other expense of $51,818 for the prior year. The increase was entirely related to the debt extinguishment of $955,238. Cost of sales decreased during fiscal year ended June 30, 2007 to $977,553 (includes inventory write down of $83,591 for obsolescent due to our new print technology replacing old print methods) from $1,225,132 for fiscal year ended June 30, 2006 primarily in relation to the decrease in sales. As a percentage of total sales and license revenue, cost of sales was 62.6% in fiscal year ended June 30, 2007 compared to 58.7% for the comparable period. This slight increase was due to higher margin revenues from license fees. Selling, general and administrative expenses also decreased during fiscal year ended June 30, 2007 to $1,033,722 from $1,102,186 for fiscal year ended June 30, 2006. The above resulted in an operating loss of $449,499 for fiscal year ended June 30, 2007 compared to an operating loss of $240,560 during fiscal year ended June 30, 2006, as further discussed below.

During fiscal year ended June 30, 2007, we recorded operating expenses consisting of general, selling and administrative of $1,033,722 which included $128,342 of write-offs which included leasehold improvements made at the previous premises under lease, compared to $1,102,186 during fiscal year ended June 30, 2006 (a decrease of $68,464), some of the key expense are compared as follows: (i) $190,487 (2006: $292,059) in salaries and wages; (ii) $80,727 (2006: $74,857) in consulting fees since no additional fees were accrued; (iii) $48,839 (2006: $122,702) in office rent; (iv) $52,119 (2006: $44,352) in legal and accounting; (v) $89,562 (2006: $55,216) in office and general, including supplies, utilities and telephone; (vi) $72,087 (2006: $90,566) in travel and entertainment; (vii) $56,764 (2006: $67,199) in insurance and insurance related expenses; (viii) $25,471 (2006: $33,316) in depreciation; (ix) $246,168 (2006: $246,168) in amortization; (x) $33,667 (2006: $51,817) in interest expense; and (xi) $19,907 (2006: $23,935) in taxes.
Our net income during fiscal year ended June 30, 2007 was $472,329 or $0.02 per share compared to a net loss of ($292,378) or ($0.01) per share for fiscal year ended June 30, 2006. The weighted average number of shares outstanding was 24,233,924 at June 30, 2007 compared to 24,166,694 at the fiscal year ended June 30, 2006.
Gross Sales/License Revenue and Gross Margins
Gross sales and license/royalty revenues were $1,222,092 and $339,684, respectively, for fiscal year ended June 30, 2007 aggregating $1,561,776 a decrease of 25% over last year’s gross sales and license/royalty revenues aggregating $2,086,758. The decrease in gross revenue from fiscal year 2007 to 2006 is primarily the result of our primary customer having a down turn in its sales and certain customer revenues, converting from processing revenues to licensee revenues, which result in a lower dollar value per unit but have a higher gross margin.
Operating Expenses
Total operating expenses for fiscal year ended June 30, 2007 were $2,011,275 consisting of $977,553 in cost of sales and $1,033,722 in selling, general and administrative expenses compared with $2,327,318 consisting of $1,225,132 in cost of sales and $1,102,186 in selling, general and administrative expenses for the same period in 2006. The decrease in cost of sales in 2007 from 2006 is a result of different revenue streams from our customer base and a decrease in sales to our primary customer. The decrease in selling, general and administrative expenses in 2007 from 2006 is a result of lowering of administrative labor costs and facility rent, which was off-set by a write off of our prepaid royalty asset in the amount of $75,000 due to lack of any sales occurring from the intended transaction. We also wrote off $53,342 related to our leasehold improvements that were remaining at our old facility and incurred moving costs of $21,293, since we vacated said facilities during the fiscal year. For fiscal year ended June 30, 2007, salaries and wages totaled $187,971 compared with $292,059 for 2006. The decrease is related to the decrease in our management team. Interest costs for fiscal year ended June 30, 2007 decreased to $33,667 compared with $52,763 for the same period in 2006.

Net Income (Loss)
The net income for fiscal year ended June 30, 2007 was $472,329 compared to a net loss of ($292,378) for fiscal year ended June 30, 2006. The increase in profitability is primarily due to the recording of a debt extinguishment totaling $955,238. The income per share basic was $0.02 for fiscal year ended June 30, 2007 as compared to a loss of ($0.01) per share basic for fiscal year ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, our current assets were $374,078 and our current liabilities were $1,093,434, which resulted in a working capital deficit of $719,356. As of June 30, 2007, total assets were $1,007,790 consisting of: (i) $1,617 in cash and cash equivalents; (ii) $208,987 in trade accounts receivable (net of allowance for doubtful accounts); (iii) $150,763 in inventory; (iv) $246,157 in patents (net); (v) $40,311 in other assets and prepaid expenses, and (vi) $359,955 in leasehold improvements and equipment (net).
As of June 30, 2007, total liabilities were $1,319,415 consisting of: (i) $240,117 in accounts payable; (ii) $69,042 in current deferred revenue; (iii) $13,433 in accrued expenses; (iv) $365,606 in accrued expenses due officer/stockholder and advances from shareholder; and (v) $243,230 in current and long-term portion of capital leases; (vi) $366,320 in current and long-term debt.
Stockholders’ deficit decreased from ($484,809) at fiscal year ended June 30, 2006 to ($311,625) at fiscal year ended June 30, 2007.
Net cash flows used in operating activities during fiscal year ended June 30, 2007 was ($209,148) compared with net cash flows used in operating activities of ($402,124) for the same period in 2006. The majority of the change was caused by an increase in accounts payable and a lower decrease in cash used from deferred revenue.
During fiscal year ended June 30, 2007, net cash used in investing activities was ($37,540) compared with net cash used in investing activities of ($1,188) during fiscal year ended June 30, 2006. Net cash used in investing activities during fiscal years ended June 30, 2007 and 2006, respectively, was primarily for the purchase of equipment. We lease purchased three new digital printers increasing our production equipment to $562,982 at June 30, 2007 compared to $292,936 for the year ended June 30, 2006 and increase of $300,046.

During fiscal year ended June 30, 2007, net cash provided by financing activities was $108,881 compared with net cash provided by financing activities of $390,643 during fiscal year ended June 30, 2006. The decrease is primarily related to lower stock sales in 2007.
PLAN OF OPERATION
We have historically had more expenses than income in each year of our operations. The accumulated deficit from inception to June 30, 2007 was $11,304,761 and current liabilities are in excess of current assets. As a result of this, our independent auditor has issued a going concern opinion. We have been able to maintain a positive cash position solely through operation revenues, management deferral of compensation and financing activities. We are working to secure additional investments or lines of credit of $750,000 and management believes there is a good likelihood of obtaining a significant portion of this funding due to the continued business improvements. We have continued to reduce overhead during the past two years.
We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably. At June 30, 2007, we owed an approximate aggregate amount of $464,203 to officers/stockholders and related parties for amounts loaned to us in order to support our operations or debt due to an individual, which we believe will be settled without significant cash payments. While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent. In the event gross profits were to diminish or market opportunities to be not forth coming, then our operations would have to cease.
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

MATERIAL COMMITMENTS
A significant commitment for fiscal year ending June 30, 2007 relates to a bank loan payable on demand but no later than January 8, 2008, in the aggregate principal amount of $200,000 bearing interest at 5.5% per annum and collateralized by substantially all of our assets and guaranteed and further collateralized by the assets of one of our stockholders. This note has been extended upon each renewal since 2002.
A significant commitment for fiscal year ending June 30, 2007 relates to the note payable to a related party in the aggregate amount of $98,597 bearing interest at the rate of 12% per annum. The due date of the note expired and payment terms have been extended month-to-month.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations. This pronouncement is effective for our fiscal year beginning July 1, 2007.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position or results of operations.
CRITICAL ACCOUNTING PRONOUNCEMENTS
Inventory Valuation
As described in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).
Revenue Recognition
As described in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped, collection is probable and the fee is fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to Staff Accounting Bulletin No.104, Revenue Recognition (SAB”104”).
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

ITEM 7. FINANCIAL STATEMENTS
KOLORFUSION INTERNATIONAL, INC.
Audited Financial Statements
June 30, 2007
Index
Report of Independent Registered Public Accounting Firm dated September 24, 2007
F-1
Balance Sheets
F-2
Statements of Operations
F-3
Statements of Stockholders’ Defcit
F-4
Statements of Cash Flows
F-5
Notes to Financial Statements
F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kolorfusion International, Inc.
We have audited the accompanying balance sheets of Kolorfusion International, Inc. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Carver Moquist & O’Connor, LLC
Minneapolis, Minnesota
September 24, 2007

KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,617	$139,424
Trade accounts receivable, net of allowance for doubtful accounts of $18,900 and $8,500 as of June 30, 2007 and 2006, respectively	208,987	177,366
Inventories, net	150,763	198,266
Prepaid expenses	12,711

Total current assets	374,078	515,056

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	359,955	87,685

OTHER ASSETS:
Patents, less accumulated amortization 2007 $3,446,373; 2006 $3,200,205	246,157	492,325
Other	27,600	104,507

Total other assets	273,757	596,832

	$1,007,790	$1,199,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$240,117	$175,665
Deferred revenue	69,042	296,647
Current portion of long-term debt	352,693	301,949
Accrued expenses	13,433	13,600
Capital lease current portion	52,543
Accrued expenses due officer/stockholders	333,373	333,373
Advances from shareholder	32,233

Total current liabilities	1,093,434	1,121,234

LONG-TERM DEBT, net of current portion	13,627	563,148
DEFERRED REVENUE	21,667	—
Capital leases long-term portion	190,687	—

Total Liabilities	1,319,415	1,684,382

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized 2007; and 2006 1,076,923; issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 2007 23,709,540; 2006 24,309,540; shares issued and outstanding	23,710	24,310
Additional paid-in capital	10,968,349	11,266,894
Accumulated deficit	(11,304,761)	(11,777,090)

Total Stockholders Deficit	(311,625)	(484,809)

Total Liabilities & Stockholders Deficit	$1,007,790	$1,199,573

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years Ended June 30, 2007 and 2006

	2007	2006
Revenues:
Sales	$1,222,092	$1,818,200
License and royalty revenue	339,684	268,558

	1,561,776	2,086,758

Expenses:
Cost of sales	977,553	1,225,132
Selling, general and administrative expenses	1,033,722	1,102,186

Operating loss	(449,499)	(240,560)
Other income (expense):
Extinguishment of debt	955,238	—
Other income	257	945
Interest expense	(33,667)	(52,763)

Total Other Income (expense)	921,828	(51,818)

Net Income (loss)	$472,329	$(292,378)

INCOME (LOSS) PER COMMON SHARE- BASIC:	$.02	$(.01)

INCOME (LOSS) PER COMMONS SHARE-DILUTED	$.02	$(.01)
Weighted average shares used in computing basic income (loss) per common share	24,233,924	24,166,694

Weighted average shares used in computing diluted income (loss) Per common share	29,618,39	24,166,694
See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2007 and 2006

	Preferred Stock		Common Stock		Additional
	Series C-1				Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2005	—	$—	24,117,544	$24,118	$10,218,163	$(11,484,712)	$(1,242,431)

Issuance of preferred stock at $.065 per share	1,076,923	1,077	—	—	698,923	—	700,000

Forgiveness of accrued Compensation owed to Officer/shareholder	—	—	—	—	350,000	—	350,000

Shares to correct a previous stock Certificate done in error	—	—	191,996	192	(192)	—	—

Net loss	—	—	—	—	—	(292,378)	(292,378)

Balance at June 30, 2006	1,076,923	1,077	24,309,540	24,310	11,266,894	(11,777,090)	(484,809)

Stock based employee compensation					10,355		10,355

Canceled shares (related to Extinguishment of debt)			(1,000,000)	(1,000)	(399,000)		(400,000)

Issuance of common stock			400,000	400	90,500		90,500

Net Income	—	—	—	—	—	472,329	472,329

Balance at June 30, 2007	1,076,923	$1,077	23,709,540	$23,710	$10,968,349	$(11,304,761)	$(311,625)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$472,329	$(292,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	271,639	279,486
Prepaid royalties	75,000	—
Inventory write-off	83,591	—

Stock compensation	10,355	—
Extinguishment of debt	(955,238)	—
(Increase) in prepaid expenses	(12,711)

Loss on disposal of leasehold improvements and equipment	53,342	13,113
(Increase) Decrease in trade accounts receivable	(31,621)	15,985
(Increase) Decrease in inventories	(36,088)	11,292
Decrease in other assets	1,907	88,493
Increase (Decrease) in accounts payable	64,452	(105,165)
(Decrease) in deferred revenue	(205,938)	(406,135)
(Decrease) in accrued expenses	(167)	(6,815)

Net cash used in operating activities	(209,148)	(402,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	(37,540)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	91,805	7,949
Payments on debt	(51,849)	(217,306)

Net proceeds from issuance of preferred stock	—	600,000
Payment on capital leases	(21,575)
Net proceeds from issuance of common stock	90,500

Net cash provided by financing activities	108,881	390,643

Decrease in cash and cash equivalents	(137,807)	(12,669)

Cash and cash equivalents:
Beginning of year	139,424	152,093

End of year	$1,617	$139,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$29,029	$47,739
Long-term debt assumed in preferred stock offering	$—	$100,000
Accrued compensation due officers/ stockholder converted to paid-in capital as the debt was forgiven	$—	$350,000

Leasehold improvements and equipment financed with debt	$264,804	$17,338
See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2007 and 2006
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
A summary of the Company’s significant accounting policies are as follows:
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
INVENTORIES:
Inventories consist primarily of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company recorded a $25,000 and $30,000 inventory obsolescence reserve at June 30, 2007 and 2006, respectively.
PATENTS:
The Company purchased the patent rights for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,169 for each of the years ended June 30, 2007 and 2006. Patent amortization expense will be approximately $246,157 for the next year and none after that based on current patent costs
LEASEHOLD IMPROVEMENTS AND EQUIPMENT:
Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	3
Production equipment	3-10
Office furniture and equipment	3-10
Depreciation expense in the years ended June 30, 2007 and 2006 was $25,471 and $33,317, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
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
REVENUE RECOGNITION:
The Company records sales when products are shipped, collectability is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that transactions comply with SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. In addition, the Company has various contracts that are amortized into revenues over the contract period pursuant to SAB 104. Any revenue not entered at the end of a reporting period is recorded as deferred revenue.
ADVERTISING:
The Company expenses advertising costs as incurred. Advertising costs were approximately $105 and $12,000 for the years ended June 30, 2007 and 2006, respectively.
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options and converted preferred shares), unless the effect is anti-dilutive. For the year ended June 30, 2007 there were dilutive Preferred Series C-1 shares, which can convert to 5,384,615 of common shares. There were no common stock equivalents that would be considered dilutive (based on the treasury stock method) for the outstanding stock options for fiscal year ended June 30, 2007 and 2006. The total number of potentially anti-dilutive shares at June 30, 2007 and 2006 were 8,384,615 and 8,164,615, respectively.
SEGMENT REPORTING
The Company operates as one reporting segment.
CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Accounts receivable were reduced by an allowance for un-collectible accounts of $18,900 and $8,500 at June 30, 2007 and 2006, respectively. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed un-collectible.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 1. Nature of Business and Significant Accounting Policies (Continued):
STOCK-BASED EMPLOYEE COMPENSATION:
Effective July 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share based-based payments, including grants of employee stock options and employee stock purchase plan shares, recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant. Any expense for stock option grants for years ending prior to July 1, 2006 were reported on a pro forma basis. Pro forma information for the year ended June 30, 2006 is as follows:

2006
Net income (loss) – as reported	$(292,378)
Stock based compensation included in net income (loss)	$—
Stock based employee compensation expense determined under the fair value method, net of related tax effects	$11,239
Net income (loss) – pro forma	$(303,617)

Income (Loss) per share – basic – as reported	$(0.01)
Income (Loss) per share – basic – pro forma	$(0.01)
The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

	2007	2006
Dividend yield	0%	0%
Volatility	94%	200%
Risk-free interest rate	4.75%	4.5%
Expected lives	5 years	5 years
During the fiscal years ended June 30, 2007 and 2006 there were stock options grants of 100,000 and 50,000, respectfully. The weighted average fair value of options granted during the year ended June 30, 2007 and 2006 were $.04 and $.08, respectively.
OTHER ASSETS:
The Company has other assets of $27,600 and $104,507 for the fiscal years ended June 30, 2007 and 2006 respectively. For fiscal year ended June 30, 2006 other assets consisted of prepaid royalties and security deposits. In 2007, the prepaid royalties totaling $75,000 were written off and now other assets only comprise security deposits.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 1. Nature of Business and Significant Accounting Policies (Continued):
ESTIMATES AND ASSUMPTIONS:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and leasehold improvements and equipment and the extinguished debt. Actual results could differ from these estimates.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition”. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations. This pronouncement is effective for our fiscal year beginning July 1, 2007.
In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our financial position or results of operations.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 2. Company’s continued existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial accumulated losses totaling $11,304,761 as of June 30, 2007. At June 30, 2007 the Company’s current liabilities exceeded current assets by $719,356. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance is products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.
Note 3. Extinguishment of Debt.
The Company has recognized as other income $955,238 from extinguishment of debt related to the note payable to the inventor of its patented system for transferring color patterns to metal, plastic, wood and glass products in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Service of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (“FAS 140”) paragraph 16. The extinguishment of debt occurred judicially by the Colorado Statute of Limitations in June of 2007. The Company was no longer obligated to pay the debt of $555,238 due to the passage of time under the law and because of non-performance on the inventor’s part. In conjunction with the debt, there were consulting services not performed and there were common shares issued for a value of $400,000 or 1,000,000 shares of common stock, which were never delivered to the inventor as a form of payment on the orginal debt. The total debt recorded as extinguished was $955,238.
Note 4. Leasehold Improvements and Equipment:

	2007	2006
Office equipment and furniture	$47,570	$51,645
Leasehold improvements	33,544	66,389
Production equipment	562,982	292,936

	644,096	410,970
Less accumulated depreciation and amortization	(284,141)	(323,285)

	$359,955	$87,685

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 5. Long-Term Debt:

	2007	2006
Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$98,597	$94,192
Note payable to bank, payable on demand but no later than January 8, 2008, including interest at 5.5% at June 30, 2007 collateralized by substantially all assets and guaranteed by a Company stockholder	200,000	201,757

Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	7,848	13,910

Note payable to individual (See details below)	—	555,238
Line of credit-bank-at US Bank prime plus 2%	2,400	—

Bank note at New York prime rate plus 2% due in full October 2008 with monthly payments of $3,244	44,846	—

Equipment purchase note at 9.75% payable monthly and due September 2008	12,629	—

Totals	366,320	865,097
Less: Current portion	(352,693)	(301,949)

Long-term debt portion	$13,627	$563,148

Interest expense incurred to stockholder and related party of the Company totaled $12,857 and $24,417 for the years ended June 30 2007 and 2006, respectively.
Future maturities of long-term debt for years ending after June 30, 2007 are as follows:

Total
Year ending June 30:
2008	$352,693
2009	13,627

$366,320

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
In fiscal 2003, the Company hired a French lawyer in order to enforce the agreement that was signed in June 2001. As a result, the Company recorded the debt restructuring during the year ended June 30, 2003. According to the initial agreement, the Company would have owed $1,191,176, however the updated agreement, resulted in the Company having a $655,238 balance remaining at June 30, 2005 . On March 31, 2006, the Company entered a Preferred Stock sale agreement with a current shareholder; wherein the purchaser assumed the first $100,000 of this debt. This debt was eliminated at the year ending June 30, 2007, as any legal statute of limitation for collection expired during the fiscal year. (See Note 2 for additional details on the extinguishment of this debt)

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 6. Stockholders’ Deficit:
Preferred stock: The Series C-1 Convertible Preferred Stock is non-interest bearing and each share shall have the right to vote on a 5 to 1 basis with the common shareholders. Approximately each share of Series C-1 Preferred stock issued can be converted immediately into 5 shares of common stock for a period of 36 months from the date of issuance. After 36 months the Company can extend the Agreement. The Company may redeem the preferred shares from the Purchaser upon 30 days written notice, the purchaser can accept the redemption offer or elect to convert the preferred shares requested for redemption, if the purchaser elects to be paid, the Company shall pay the purchaser the full purchase price plus a redemption fee equal to 1% per month for each month the Purchaser held the preferred shares.
The Company currently has 1,076,923 Series C-1 Preferred issued and outstanding as of June 30, 2007 and 2006. As of June 30, 2007, these shares are convertible into 5,384,615 common shares.
The Company canceled the 1,000,000 common shares to be distributed to the inventor under an Assignment Agreement of June 2001, such services were never performed by the inventor. The Company sold 400,000 of these shares for $90,500 during the fourth quarter of the year ended June 30, 2007
Stock Options: The Company has one stock option plan called The Stock Incentive Plan. As of June 30, 2007, an aggregate of 1,000,000 shares of common stock may be granted by the board of directors. There is an additional 2,000,000 shares that have been granted and not approved by the security holders of the plan. The stock options may be granted to directors, officers, employees or consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of outstanding options range from three to five years. The options expire from three to five years from the date of the grant.
Effective July 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.
The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company has stock options that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s financial statements as of and for the year ended June 30, 2007, reflects the impact of SFAS 123(R).
During the year ended June 30, 2007, the Company granted stock options to one employee to purchase up to an aggregate of 250,000 shares of common stock, with a weighted-average-grant-date fair value of $0.04 per share. The Company recorded $10,355 related compensation expense for the year ended June 30, 2007. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had no impact on the June 30, 2007 basic income (loss) per common share by calulation. There remains approximately $21,983 of total unrecognized compensation expense, which is expected to be recognized over future periods, approximately 5 years.
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. The Company uses the Black-Sholes-Merton (“Black Sholes”) option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123 (R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).
The Black-Scholes valuation model incorporates a range of assumptions that are disclosed in the table below and in Note 1. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. The expected life assumption was calculated based on the contractual term of the options. Expected volatility was computed based on fluctuations in the daily price of our common stock.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 6. Stockholders’ Deficit (Continued):
Information relating to outstanding stock options as of June 30 is as follows:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Under option, beginning of year	2,780,000	$.70	2,730,000	$.70
Granted	250,000	$.83	50,000	$.38
Expired	(30,000)	$.50	—	—

Under option, end of year	3,000,000	$.71	2,780,000	$.70

Exercisable at end of year	2,700,000	$.67	2,630,000	$.68

The following table summarizes information about stock options outstanding as of June 30, 2007:

Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.38 – .50	1,325,000	4.16	$.44	1,275,000	$.43
$.75 – 1.00	1,575,000	6.09	$.89	1,425,000	$.88
$1.01-1.50	100,000	7.83	$1.50	—

$.38 – 1.50	3,000,000	5.30	$.71	2,700,000	$.66

Aggregate Intrinsic Value of all options is zero. The aggregate intrinsic value is the difference between the closing stock price June 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holder exercised their options on June 30, 2007. No options were exercised during the years ended June30, 2007 and 2006.
Note 7. Related Party Transactions:
The Company paid consulting fees of $80,757, to one board member during the fiscal year ended June 30, 2007. There was one director being owed $333,373 as of June 30, 2007. The chief executive officer forgave the debt due by the Company in the amount of $350,000 during the fiscal year ending June 30, 2006.
Note 8. Commitments and Contingencies:
Operating Leases
The Company’s facility lease calls for monthly payments as follows: (i) $7,928 until December 1, 2007; and (ii) $8,530 until December 14, 2009.
The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $10,000 for the years ended June 30, 2007 and 2006.
Minimum lease payments at June 30, 2007 are as follows:

	Facility	Equipment	Total
Years ending June 30:
2008	$98,744	$10,632	$109,376
2009	102,357	5,316	107,673
2010	51,179		51,179

	$252,280	$15,948	$265,228

Capital Leases
The Company has entered into three capital lease agreements for equipment during 2007 that expire through May of 2013.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at June 30, 2007 and 2006:

	2007	2006
Equipment	$264,806	$—

Less: accumulated depreciation	(11,356)	$—

	$253,450	$—

Future minimum capital lease payments are as follows:

Years ending June 30
2008	$78,280

2009	78,290

2010	54,797

2011	43,056

2012	41,130

Thereafter	18,077

Total	313,630

Less amount representing interest	(70,400)

Net capital lease obligations	243,230

Less current portion	(52,543)

Long-term portion	$190,687

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 9. Deferred Revenue
The Company had a deferred revenue for various licensing contracts balance at June 30, 2007 of $90,709. In August 2002, the Company signed a license and royalty agreement that allowed a third party the exclusive right to use the Company’s patents on certain applications through June 30, 2007, with the potential to extend through June 2008, if the third party ships in excess of the units stated in the agreement by June 2006. At June 30, 2006 and 2007 there were -$0- and $253,522 related to this Agreement in deferred revenue respectively.
Note 10. Income Taxes:
The Company has available net operating loss carry-forwards of approximately $5,950,000 at June 30, 2007 which will expire at various times from 2013 to 2024.
The following is a summary of deferred taxes:

	June 30
	2007	2006
Deferred tax assets:
Operating loss carry-forwards	$2,380,000	$2,690,000
Depreciation and amortization	800,000	700,000

	3,180,000	3,390,000

Valuation allowance	(3,180,000)	(3,370,000)

Total deferred tax assets	$—	$—

A reconciliation of the Company’s statutory tax rate to the effective date is as follows:

	2007	2006
Federal statutory rate	35%	35%
State taxes	5%	5%
Other	(1)%	(1)%
Valuation allowance	(39)%	(39)%

	0%	0%

Federal tax rules impose limitations on the utilization of net loss carry-forwards following certain changes in ownership. When such changes occur, the limitation reduces the amount of benefits that are available to offset future taxable income each year, starting with the year of ownership changes.
Note 11. Major Customers:
The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the following amounts:

	2007		2006
	Sales	Receivables	Sales	Receivables

Customer A	$259,537	$50,649	$175,019	$2,546
Customer B	$537,999	$69,893	$766,456	$106,054

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
ITEM 8A. CONTROLS AND PROCEDURES
The Company’s management, Stephen Nagel, our Chief Executive Officer/Presidet and Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007 (the “Disclosure Controls Evaluation”). Based on that evaluation, the Company’s chief executive officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).
There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD

Thomas Gerschman	50	Director and Chairman of the Board
Stephen Nagel	57	Director, President
Kenneth Bradley	59	Secretary
Thomas LeFort	38	Director
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
ITEM 10. EXECUTIVE COMPENSATION.
During fiscal years ended June 30, 2007 and 2006, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.
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

						Long Term Compensation
		Annual Compensation				Awards		Payouts
					Other
					Annual	Restricted	Securities		All Other
					Compen-	Stock	Underlying	LTIP	Compen-
Name and Principal		Salary		Bonus	sation	Award(s)	Options/SARs	Payouts	sation
Position	Year	($)		($)	($)	($)	(#)	($)	($)
Stephen Nagel	2007	$80,000		Nil	Nil	None	Nil	None	None
President/Chief Executive Officer	2006	$72,000	(1)	Nil	Nil	None	Nil	None	None
and Director	2005	$118,500		Nil	Nil	None	Nil	None	None

(1)	Of the $118,500 of compensation earned by Mr. Nagel during fiscal year ended June 30, 2005, $70,000 was actually paid and $48,500 was accrued and then forgiven in fiscal 2006.

Stock Options/SAR Grants In Fiscal Year Ended June 30, 2006
As of the date of this Annual Report, we have a Stock Incentive Plan in effect. The following reflects that information for fiscal year ended June 30, 2007 regarding stock options.

	Number of	% of Total
	Securities	Options/SARs
	Under	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted	Financial Year	($/Security)	Expiration Date
Thomas Gerschman	500,000		$0.375	May 1, 2010

	500,000		$0.50	May 1, 2011

	500,000		$0.75	May 1, 2012

	500,000		$1.00	May 1, 2013

	2,000,000
Long Term Incentive Plan (“LTIP”) Awards Table
We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended June 30, 2007.
EMPLOYMENT AGREEMENTS
As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we may enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 30, 2007, there are 23,709,540 shares of common stock issued and outstanding.

	Name and Address(1) of Beneficial	Amount and Nature of		Percentage
Title of Class	Owner	Beneficial Ownership		of Class
Common	Thomas Gerschman	2,046,875	(2)	7.84%
Common	Stephen Nagel	6,211,000		25.75%
Common	Philippe Nordman	10,236,690		42.44%
Common	Kenneth Bradley	-0-		-0-

Common	Thomas LeFort	8,275,875		31.69%
	Executive Officers/Directors as a Group (4 Persons)

(1)	The address for all management is 16075 E. 32nd Ave #A, Aurora, Colorado 80011.

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

ITEM 13. EXHIBITS
(a)	Exhibit List
31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to 18 U.S.C. Subsection 1350
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
During fiscal year ended June 30, 2007, we incurred approximately $45,000 in fees to our principal independent accountant, Carver Moquist & O’Conner (CMO), for professional services rendered in connection with our financial statements during the year ended June 30, 2006 this includes the review of our quarterly financial statements for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007. For these same services in fiscal year ended June 30, 2006 the Company paid fees totaling $28,000.
Our principal accountants did not bill any other audit-related fees during the respective time periods.
TAX FEES
During the fiscal year ended June 30, 2007 and 2006, we incurred approximately $-0- to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods.
ALL OTHER FEES
During fiscal year ended June 30, 2007 and 2006, we incurred approximately $-0- to our principal independent accountants for professional services other than audit and tax services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kolorfusion International, Inc. (Registrant)

By	/s/ Stephen Nagel
Stephen Nagel President/Chief Executive Officer Date September 25, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stephen Nagel Stephen Nagel
Director

Date September 25, 2007

By	/s/ Thomas Gerschman Thomas Gerschman
Director

Date September 25, 2007

By	/s/ Thomas LeFort
Thomas LeFort
Director

Date September 25, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to 18 U.S.C. Subsection 1350