Form 10QSB
period 2007-09-30
KOLORFUSION INTERNATIONAL INC
filed 2007-11-14
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
23,709,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of November 1, 2007

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,424	$1,617
Trade accounts receivable, allowance for doubtful accounts of $6,300 and $18,900, respectively	308,306	208,987
Inventories	154,245	150,763
Prepaid rent	12,711	12,711

Total current assets	492,686	374,078

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	341,675	359,955

OTHER ASSETS:
Patents, less accumulated amortization of $3,507,913 and $3,446,373, respectively	184,617	246,157
Other	27,600	27,600

Total Other Assets	212,217	273,757

TOTAL ASSETS	$1,046,578	$1,007,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$287,469	$240,117
Deferred revenue	75,417	69,042
Line of Credit	2,305	2,400
Short-term note payable	200,000	200,000
Current portion of long-term debt	144,957	150,293
Capital lease current portion.	52,278	52,543
Accrued expenses	25,882	13,433
Advances from stockholder	24,002	32,233
Accrued expenses due officer/stockholders	333,373	333,373

Total current liabilities	1,145,683	1,093,434

LONG-TERM DEBT, net of current portion	—	13,627
Capital leases net of current portion	179,076	190,687
DEFERRED REVENUE	14,583	21,667

Total Liabilities	1,339,342	1,319,415

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 23,709,540 shares issued and outstanding	23,710	23,710
Additional paid-in capital	10,970,566	10,968,349
Accumulated deficit	(11,288,117)	(11,304,761)

Total Stockholders deficit	(292,764)	(311,625)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$1,046,578	$1,007,790

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30
	2007	2006
Revenues:
Sales	$507,361	$379,921
License and royalties	33,375	76,047
Total Revenue	540,736	455,968
Cost of sales	262,879	228,766

Gross Profit	277,857	227,202
Selling, general and administrative expenses	245,448	282,117

Operating income (loss)	32,409	(54,915)
Interest expense	(15,765)	(3,811)

Income / (loss ) before income taxes	16,644	(58,726)
Income tax provision	—	—

Net Income (loss)	$16,644	$(58,726)

Net income (loss) per common share-basic	$0.00	$0.00
Weighted average outstanding shares-basic	23,709,540	24,309,540

Net income (loss) per common share — diluted	$0.00	$0.00
Weighted average outstanding shares — diluted	31,794,155	24,309,540
See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$16,644	$(58,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation	2,217	1,830
Depreciation and amortization	79,820	64,568
Loss on disposal of leasehold improvements & equipment	—	45,259
Change in Operating Assets and Liabilities
(Increase) decrease in trade accounts receivable	(99,319)	85,166
(Increase) in prepaid rent	—	(12,711)
(Increase) in inventories	(3,482)	(55,516)
Decrease in other assets	—	1,908
Increase (decrease) in accounts payable	47,352	(94,696)
(Decrease) in deferred revenue	(709)	(30,046)
Increase in accrued expenses	12,449	6,804

Net cash provided (used in) operating activities	54,972	(46,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(23,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit	(95)	—
Proceeds from long-term debt	—	50,000
Payments on long-term debt	(18,963)	(9,437)
Payments on capital leases	(11,876)	—
Repayment of advances from shareholders	(8,231)	—

Net cash provided by (used in) financing activities	(39,165)	40,563

Increase (decrease) in cash and cash equivalents	15,807	(29,294)

Cash and cash equivalents:
Beginning of period	1,617	139,424

End of period	$17,424	$110,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Leasehold improvements & equipment financed with debt	$—	$45,530

Cash payments for interest	$15,765	$3,811

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of September 30, 2007 and June 30, 2007, the condensed statements of operations for the three month periods ended September 30, 2007 and 2006, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2007 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.
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
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the three months ended September 30, 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 3. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed consolidated financial statements as of and for three months ended September 30, 2007 reflects the impact of SFAS 123 (R) in accordance with the modified prospective transition method.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $2,217 and $1,830 of related compensation expense for the three month periods ended September 30, 2007 and 2006, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full income tax valuation. The compensation expense had impacted both basic and diluted loss per share by $0.00 for the three months ended September 30, 2007 and 2006. As of September 30, 2007, $19,766 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.50 years.
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
Information regarding outstanding stock options for the three months ended September 30, 2007 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2007	3,000,000	$0.71
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2007	3,000,000	$0.71	$0.00	5.13
Exercisable at September 30, 2007	2,700,000	$0.66	$0.00	4.30

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding as of September 30, 2007:

Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.38 — .50	1,325,000	3.88	$.44	1,275,000	$.43
$.75 — 1.00	1,575,000	6.03	$.89	1,425,000	$.88
$1.01-1.50	100,000	7.51	$1.50	—	—

$.38 — 1.50	3,000,000	5.13	$.71	2,700,000	$.66

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total aggregate intrinsic value of outstanding options was $0.00 at September 30, 2007.
Note 4. Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The costs of the patent rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for each of the quarters ended September 30, 2007 and 2006. Patent amortization will be fully amortized at the end of fiscal year ending June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly no asset impairment charges have been recorded upon these patent assets.
Note. 5 Debt-
Revolving Notes Payable to Bank
The Company has a revolving note with a bank allowing borrowings of up to $200,000 at September 30, 2007, with interest 5.5%. The note matured July 12, 2007 and was extended until January 8, 2008. There was $200,000 outstanding on this note at September 30, 2007 and June 30, 2007. The note is secured by the general assets of the Company and co-signature of the President of the Company.
Line of Credit — Bank
The Company has a $5,000 line of credit associated with one of its checking accounts. The line bears interest at an annual percentage rate of 17.25%. The outstanding balance on the line of credit was $2,306 and $2,400 at September 30, 2007 and June 30, 2007, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Long-term Debt

	September 30, 2007	June 30, 2007
Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$98,497	$98,597

Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	6,356	7,848

Bank note at prime rate plus 2% due in full October 2008 with monthly payments of $3,244	36,946	44,846

Equipment purchase note at 9.75% payable monthly and due September 2008	3,158	12,629

Totals	144,957	163,920
Less: Current portion	(144,957)	(150,293)

Long-term debt portion	$—	$13,627

Interest expense incurred to stockholder and related party of the company totaled $769 and $1,205 for the three months ended September 30, 2007 and 2006, respectively.
Note 6. Capital Leases
The Company has entered into three capital lease agreements for equipment during 2007 that expire through May of 2013.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007

Equipment	$264,806	$264,806

Less: accumulated depreciation	(24,596)	$(11,356)

	$240,210	$253,540

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Future minimum capital lease payments are as follows:

Years ending September 30

2008	$78,280

2009	78,290

2010	45,991

2011	43,056

2012	35,352

Thereafter	13,296

Total	294,265

Less amount representing interest	(62,911)

Net capital lease obligations	231,354

Less current portion	(52,278)

Long-term portion	$179,076

Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,288,117. At September 30, 2007 the Company’s current liabilities exceeded current assets by $652,999. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance is products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.
Note 8. Deferred Revenue:
The Company had various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts was $90,000 and $90,709 as of September 30, 2007 and June 30, 2007, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes"-an Interpretation of FASB Statement No. 109”. (FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 became effective for the Company on July 1, 2007 and the Company determined that there was no material effect on its financial position, results of operations or cash flows for the three months ended September 30, 2007.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement. The Company believes the adoption of SFAS No. 157 will not have a material impact on the Company’s financial position or results of operations.
Note 10. Reclassifications
Certain amounts in the June 30, 2007 financial statements have been reclassified to conform to the September 30, 2007 presentation. The reclassifications had no effect on the June 30, 2007 cash flows, financial position or net income, as originally reported.

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
The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Sony-laptop lids, Alcoa-wheel rims, Gerber — hand tools, Commodore Gaming- computer towers, Sunrise Medical — wheelchairs, Excalibur — cross-bows, Wahl-hair clippers, and other customers. The Company is expanding its markets by the use of its new digital imaging technology; wherein the customer can submit a new design and the Company can now create the design for its process with no up-front cost to the customer. During fiscal year ended June 30, 2007 the Company installed three new digital printers to accommodate the new digital demand. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
The Company had a net profit of $16,644 for the three-month period ended September 30, 2007 compared to a net loss of $58,726 for the three-month period ended September 30, 2006. During the three-month period ended September 30, 2007, the Company generated $540,736 in gross revenues compared to $455,968 in gross revenues during the three-month period ended September 30, 2006 an increase of $84,768. The increase was related to new customers using the Company’s new digital imaging print system. During the three-month period ended September 30, 2007, the Company incurred $508,327 in expenses and cost of goods sold (selling & general administrative expenses were $245,448) as compared to the three month period ended September 30, 2006 where the Company incurred $510,883 in expenses and cost of goods sold (selling & general administrative expenses were $282,117) a decrease of $2,556. Gross profit margin increased to 51.4% for the three months ended September 30, 2007 compared to 49.8% for the three months ended September 30, 2006. The increase was attributable to a different mix of revenues, such as print media sales versus processing sales, during the comparable quarters and the lower cost of using the digital printers.

The primary decrease in selling and general expenses related to the Company reducing personnel costs and facility rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
Three Month Period Ended September 30, 2007
The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2007 was $11,288,117 and current liabilities are in excess of current assets in the amount of $652,999. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company is seeking to finalize an additional equity placement or working capital line during the next few months to support its plans for future growth and working capital needs.
The Company created $54,971 in positive operating cash flow for the three months ended September 30, 2007, as compared to a negative operating cash flow of $46,160 during the three months ended September 30, 2006. The increase is due primarily to our positive net income for the quarter compared to the prior period. During the three-month period ended September 30, 2007, net cash flows used in investing activities was $-0- compared to $23,697 three months ended September 30, 2006. During the three month period ended September 30, 2007, net cash flow used in financing activities was $39,164 compared to net cash provided of $40,563 for the three months ended September 30, 2006. This change in cash flow from financing activities was primarily due to the payments on the capital leases and loans entered during the fiscal year ending June 30, 2007. No new debt arrangements were initiated during the three months ended September 30, 2007.
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
There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. The primary source of liquidity in the future will be from increased sales accounts in many categories, including, electronics, sporting goods, outdoor product manufacturers, household and building products. Additionally, existing accounts should continue to expand the use of the Company’s process resulting in higher revenues. In the event that sales do not increase, the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.

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
Revenue Recognition and Deferred Revenue
As described in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped; collection is probable and the fee if fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB “104”)
Estimate
The debt restructuring completed during the fiscal year ended June 30, 2007 represents a significant estimate made by management. It is at least reasonably possible that a change in the estimate may occur in the near term.
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

Item 3. CONTROLS & PROCEDURES
The Company’s management, Stephen Nagel, our Chief Executive Officer/President and Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007 (the “Disclosure Controls Evaluation”). Based on that evaluation, the Company’s chief executive officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).
There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.
Item 2. Changes in Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b)	No reports on Form 8-K were filed during the three months ended September 30, 2007.
* Files herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.

Date: November 13, 2007	By:	/s/ Stephen Nagel

Director, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No..	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.