Form 10QSB
period 2007-12-31
KOLORFUSION INTERNATIONAL INC
filed 2008-02-12
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
24,209,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of February 11, 2008

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,812	$1,617
Trade accounts receivable, less allowance for doubtful accounts of $2,950 and $18,900,
respectively	142,245	208,987
Inventories, net	159,385	150,763
Prepaid rent	12,711	12,711

Total current assets	409,153	374,078

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	325,067	359,955

OTHER ASSETS:
Patents, less accumulated amortization of $3,507,913 and $3,446,373, respectively	123,078	246,157
Other	27,600	27,600

Total Other Assets	150,678	273,757

TOTAL ASSETS	$884,898	$1,007,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$207,930	$240,117
Deferred revenue	55,278	69,042
Line of credit	2,194	2,400
Short-term note payable	200,000	200,000
Current portion of long-term debt	154,488	150,293
Current portion of capital lease	54,372	52,543
Accrued expenses	30,348	13,433
Advances from stockholder	33,452	32,233
Accrued expenses due officer/stockholders	333,373	333,373

Total current liabilities	1,071,435	1,093,434

LONG-TERM DEBT, net of current portion	27,366	13,627
Capital leases, net of current portion	164,810	190,687
DEFERRED REVENUE	9,306	21,667

Total Liabilities	1,272,917	1,319,415

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,209,540 and 23,709,540 shares issued and outstanding	24,210	23,710
Additional paid-in capital	11,072,283	10,968,349
Accumulated deficit	(11,485,589)	(11,304,761)

Total Stockholders’ deficit	(388,019)	(311,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$884,898	$1,007,790

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Revenues:
Sales	$208,573	$319,352	$715,934	$699,273
Royalties	27,916	99,381	61,291	175,428

Total Revenues	236,489	418,733	777,225	874,701
Cost of sales	194,147	238,533	457,026	467,299

Gross Profit	42,342	180,200	320,199	407,402
Selling, general and administrative expenses	220,542	229,466	465,990	511,583

Operating loss	(178,200)	(49,266)	(145,791)	(104,181)
Other income (expense):
Other income	—	264	—	264
Interest Expense	(19,272)	(8,017)	(35,037)	(11,828)

Total Other (Expense)	(19,272)	(7,753)	(35,037)	(11,564)

Loss before income taxes	(197,472)	(57,019)	(180,828)	(115,745)
Income taxes	—	—	—	—

Net loss	$(197,472)	$(57,019)	$(180,828)	$(115,745)

Net loss per common share — basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average outstanding shares — basic and diluted	24,725,844	24,309,540	23,717,692	24,309,540
See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(180,828)	$(115,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	4,434	3,660
Depreciation and amortization	157,967	129,422
Loss on disposal of leasehold improvements & equipment	—	45,259
Change in Operating Assets and Liabilities
Decrease in trade accounts receivable	66,742	15,988
(Increase) in prepaid rent	—	(12,711)
(Increase) in inventories	(8,622)	(47,277)
Decrease in other assets	—	1,907
(Decrease) in accounts payable	(32,187)	(19,630)
(Decrease) in deferred revenue	(26,125)	(106,849)
Increase in accrued expenses	16,915	(4,974)

Net cash used in operating activities	(1,704)	(110,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(27,857)

Net cash used in investing activities	—	(27,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on line of credit	(206)	—
Proceeds from short-term and long-term debt	48,434	50,000
Advance from shareholder	15,000
Payments on long-term and short-term debt	(30,500)	(25,733)
Payments on capital leases	(24,048)	(6,791)
Repayment of advances from shareholders	(13,781)	—
Net proceeds from issuance of stock	100,000	—

Net cash provided by financing activities	94,989	17,476

Increase (decrease) in cash and cash equivalents	93,195	(121,331)

Cash and cash equivalents:
Beginning of period	1,617	139,424

End of period	$94,812	$18,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Leasehold improvements & equipment financed with debt	$—	$45,530

Cash payments for interest	$30,080	$11,828

Equipment financed with capital lease obligations	$—	$81,200

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of December 31, 2007 and June 30, 2007, the condensed statements of operations for the three and six month periods ended December 31, 2007 and 2006, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2007 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.
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
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the six months ended December 31, 2007 and 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 3. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed consolidated financial statements as of and for six months ended December 31, 2007 reflects the impact of SFAS 123 (R) in accordance with the modified prospective transition method.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company has recorded $4,434 and $3,660 of related compensation expense for the six month period ended December 31, 2007 and 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full income tax valuation. The compensation expense impacted both basic and diluted loss per share by $0.00 for the six months ended December 31, 2007 and 2006. As of December 31, 2007, $17,549 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.50 years.
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
Information regarding outstanding stock options for the six months ended December 31, 2007 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2007	3,000,000	$0.71
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2007	3,000,000	$0.71	$—	4.88
Exercisable at December 31, 2007	2,700,000	$0.66	$—	4.08

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Exercise	Number	Remaining	Average	Number	Remaining	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
$.38 – .50	1,325,000	3.63	$.44	1,275,000	3.40	$.43
$.75 – 1.00	1,575,000	5.78	$.89	1,425,000	5.55	$.88
$1.01 – 1.50	100,000	7.26	$1.50	—	—	—
$.38 – 1.50	3,000,000	4.88	$.71	2,700,000	4.08	$.66
The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total aggregate intrinsic value of outstanding options was $0.00 at December 31, 2007.
Note 4. Patents and Other Assets:
The Company purchased the patent rights for Canada and the United States. The costs of the patent rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for each of the quarters ended December 31, 2007 and 2006. Patent rights will be fully amortized at the end of fiscal year ending June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly, no asset impairment charges have been recorded upon these patent assets.
Note. 5 Debt-
Revolving Notes Payable to Bank
The Company has a revolving note with a bank allowing borrowings of up to $200,000 at December 31, 2007, with interest at 5.5%. The note matured January 8, 2008 and was extended until June 8, 2008. There was $200,000 outstanding on this note at December 31, 2007 and June 30, 2007. The note is secured by the general assets of the Company and co-signature of the President of the Company.
Line of Credit — Bank
The Company has a $5,000 line of credit associated with one of its checking accounts. The line bears interest at an annual percentage rate of 17.25%. The outstanding balance on the line of credit was $2,194 and $2,400 at December 31, 2007 and June 30, 2007, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Long-term Debt

	December 31, 2007	June 30, 2007

Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$100,897	$98,597

Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	4,825	7,848

Bank term note at prime rate plus 2% due in full May 2009 with monthly payments of $4,500	76,132	44,846

Equipment purchase note payable at 9.75% interest payable monthly and due October 2007	—	12,629

Totals	181,854	163,920
Less: Current portion	(154,488)	(150,293)

Long-term debt portion	$27,366	$13,627

Interest expense incurred to stockholder and related party of the Company totaled $1,219 and $— for the six months ended December 31, 2007 and 2006, respectively.
Note 6. Capital Leases
The Company has entered into three capital lease agreements for equipment during 2007 that expire through May of 2013.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007

Equipment	$264,806	$264,806

Less: accumulated depreciation	(37,836)	$(11,356)

	$226,970	$253,540

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Future minimum capital lease payments are as follows:

Years ending December 31

2008	$78,280

2009	72,409

2010	43,056

2011	43,056

2012	29,574

Thereafter	8,310

Total	274,685

Less amount representing interest	(55,503)

Net capital lease obligations	219,182

Less current portion	(54,372)

Long-term portion	$164,810

Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,485,589. At December 31, 2007 the Company’s current liabilities exceeded current assets by $662,282. Management believes with continued growth within its existing customer base and additional known licensing negotiations in progress, the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to continue to grow sales or obtain financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance is products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Deferred Revenue:
The Company had various contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts was $64,584 and $90,709 as of December 31, 2007 and June 30, 2007, respectively.
Note 9. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”-an Interpretation of FASB Statement No. 109”. (FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 became effective for the Company on July 1, 2007 and the Company determined that there was no material effect on its financial position, results of operations or cash flows for the six months ended December 30, 2007.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations

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
Results of Operations
For the three-month period ended December 31, 2007 compared to three-month period ended December 31, 2006:
The Company had a net loss of $197,472 for the three-month period ended December 31, 2007 compared to a net loss of $57,019 for the three-month period ended December 31, 2006. During the three-month period ended December 31, 2007, the Company generated $236,489 in gross revenues compared to $418,733 in gross revenues during the three-month period ended December 31, 2006 a decrease of $182,244. The decrease was related to a reduction in license revenues of $71,465 and general sales reduction of $110,779 for the three month period ended December 31, 2007 as compared to the three month period ended December 31, 2006. During the three-month period ended December 31, 2007, the Company incurred $414,689 in expenses and cost of goods sold (selling & general administrative expenses were $220,542) as compared to the three-month period ended December 31, 2006 where the Company incurred $467,999 in expenses and cost of goods selling & general administrative expenses were $238,533) a decrease of $53,310. Gross profit margin decreased to 17.9% for the three months ended December 31, 2007 compared to 43.0% for the three months ended December 31, 2006. The decrease during the comparable three month periods was attributable to the reduction of revenues, and the fixed processing costs remaining unchanged.

The primary decrease in selling and general expenses related to the Company reducing personnel costs and facility rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
For the six-month period ended December 31, 2007 compared to six-month period ended December 31, 2006:
The Company had a net loss of $180,828 for the six-month period ended December 31, 2007 compared to a net loss of $115,745 for the six-month period ended December 31, 2006. During the six-month period ended December 31, 2007, the Company generated $777,225 in gross revenues compared to $874,701 in gross revenues during the six-month period ended December 31, 2006 a decrease of $97,476. The decrease was related primarily to a reduction in license revenues of $114,136 for the six month period ended December 31, 2007 as compared to the six months ended December 31, 2006. During the six-month period ended December 31, 2007, the Company incurred $923,016 in expenses and cost of goods sold (selling & general administrative expenses were $465,990) as compared to the six month period ended December 31, 2006 where the Company incurred $978,882 in expenses and cost of goods sold (selling & general administrative expenses were $511,583) a decrease of $55,866. Gross profit margin decreased to 41.2% for the six months ended December 31, 2007 compared to 46.6% for the six months ended December 31, 2006. The decrease during the comparable six month periods was attributable to the reduction of license revenues, which has no cost of sales effect on print media sales or processing sales.
The primary decrease in selling and general expenses related to the Company reducing personnel costs and facility rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
Six Month Period Ended December 31, 2007
The Company has historically had more expenses than revenue in each year of its operations. The accumulated deficit from inception to December 31, 2007 was $11,485,589 and current liabilities are in excess of current assets in the amount of $662,282. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company finalized one transaction of equity financing of $100,000, this past quarter and is seeking to finalize an additional equity placement or working capital line during the next few months to support its plans for future growth and working capital needs.
The Company had a negative $1,705 in operating cash flow for the six months ended December 31, 2007, as compared to a negative operating cash flow of $110,950 during the six months ended December 31, 2006. A significant reduction primarily due to the changes in deferred revenue, accounts receivables and inventories. During the six-month period ended December 31, 2007, net cash flows used in investing activities was $-0- compared to ($27,857) for the six months ended December 31, 2006. During the six month period ended December 31, 2007, net cash flow provided from financing activities was $94,900 compared to net cash provided of $17,476 for the six months ended December 31, 2006. This change in cash flow from financing activities was primarily due to the sale of 500,000 shares of common stock for $100,000 at $.20/share. One bank term loan was increased from $50,000 to $80,000 during the six months ended December 31, 2007.
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

Item 3. CONTROLS & PROCEDURES
The Company’s management, Stephen Nagel, our Chief Executive Officer/President and Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007 (the “Disclosure Controls Evaluation”). Based on that evaluation, the Company’s chief executive officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).
There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the six months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Changes in Securities and Use of Proceeds
The Company sold 500,000 shares of common stock at $.20/share for a total of $100,000.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b)	No reports on Form 8-K were filed during the three months ended December 31, 2007.

*	Files herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: February 11, 2008	By:	/s/ Stephen Nagel
Director, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No..	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.