Form 10QSB
period 2008-03-31
KOLORFUSION INTERNATIONAL INC
filed 2008-05-14
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
24,309,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of May 13, 2008

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,289	$1,617
Trade accounts receivable, less allowance for doubtful accounts of $3,424 and $18,900, respectively	167,830	208,987
Inventories, net	148,949	150,763
Prepaid expenses	13,454	12,711

Total current assets	342,522	374,078

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	345,871	359,955

OTHER ASSETS:
Patents, less accumulated amortization of $3,507,913 and $3,446,373, respectively	61,539	246,157
Other	27,600	27,600

Total Other Assets	89,139	273,757

TOTAL ASSETS	$777,532	$1,007,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$200,208	$240,117
Deferred revenue	55,208	69,042
Line of credit	4,893	2,400
Short-term note payable	200,000	200,000
Current portion of long-term debt	156,505	150,293
Current portion of capital lease	66,448	52,543
Accrued expenses	49,524	13,433
Advances from stockholder	32,099	32,233
Accrued expenses due officer/stockholders	333,373	333,373

Total current liabilities	1,098,258	1,093,434

LONG-TERM DEBT, net of current portion	14,418	13,627
Capital leases, net of current portion	176,688	190,687
DEFERRED REVENUE	4,167	21,667

Total Liabilities	1,293,531	1,319,415

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,076,923 shares issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, 24,309,540 and 23,709,540 shares issued and outstanding	24,310	23,710
Additional paid-in capital	11,094,400	10,968,349
Accumulated deficit	(11,635,786)	(11,304,761)

Total Stockholders’ deficit	(515,999)	(311,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$777,532	$1,007,790

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Revenues:
Sales	$384,308	$268,472	$1,100,242	$967,745
Royalties	14,138	87,709	75,429	263,137

Total Revenues	398,446	356,181	1,175,671	1,230,882
Cost of sales	273,488	152,379	730,514	619,678

Gross Profit	124,958	203,802	445,157	611,204
Selling, general and administrative expenses	256,535	222,410	722,525	733,993
Operating loss	(131,577)	(18,608)	(277,368)	(122,789)
Other income (expense):
Other income	1,135	—	1,135	264
Interest Expense	(19,755)	(8,830)	(54,792)	(20,658)
Total Other (Expense)	(18,620)	(8,830)	(53,657)	(20,394)
Loss before income taxes	(150,197)	(27,438)	(331,025)	(143,183)
Income taxes	—	—	—	—

Net loss	$(150,197)	$(27,438)	$(331,025)	$(143,183)

Net loss per common share — basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average outstanding shares — basic and diluted	24,227,318	24,309,540	23,973,443	24,309,540
See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(331,025)	$(143,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,651	5,488
Depreciation and amortization	237,179	198,371
Loss on disposal of leasehold improvements & equipment	—	45,259
Change in Operating Assets and Liabilities:
(Increase) decrease in trade accounts receivable	41,157	(20,121)
(Increase) in prepaid expenses	(743)	(12,711)
(Increase) decrease in inventories	1,814	(29,109)
Decrease in other assets	—	1,907
(Decrease) in accounts payable	(39,909)	(21,420)
(Decrease) in deferred revenue	(31,334)	(152,058)
Increase in accrued expenses	36,091	7,190

Net cash used in operating activities	(80,119)	(120,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(39,173)

Net cash used in investing activities	—	(39,173)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term and long-term debt	70,682	85,000

Payments on long-term and short-term debt	(61,320)	(42,271)
Payments on capital leases	(38,571)	(11,675)

Net proceeds from issuance of stock	120,000	—

Net cash provided by financing activities	90,791	31,054

Increase (decrease) in cash and cash equivalents	10,672	(128,506)

Cash and cash equivalents:
Beginning of period	1,617	139,424

End of period	$12,289	$10,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest	$47,598	$20,658

Equipment financed with capital lease obligations	$38,477	$81,200

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of March 31, 2008 and June 30, 2007, the condensed statements of operations for the three and nine month periods ended March 31, 2008 and 2007, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2008 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.
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
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the nine months ended March 31, 2008 and 2007 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 3. Stock Based Compensation:
Effective July 1, 2006 the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)), which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of July 1, 2006, the first day of the Company’s fiscal year ending June 30, 2007. The Company’s condensed financial statements as of and for nine months ended March 31, 2008 and 2007 reflects the impact of SFAS 123 (R) in accordance with the modified prospective transition method.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the Company’s Statements of Operations. The Company has recorded $6,651 and $5,488 of related compensation expense for the nine month periods ended March 31, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full income tax valuation. The compensation expense impacted both basic and diluted loss per share by $0.00 for the nine months ended March 31, 2008 and 2007. As of March 31, 2008, $15,331 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.0 years.
The Company uses the Black —Scholes-Merton (“Black Scholes”) option-pricing model as a method for determining the estimated fair market value for employee stock awards. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretative guidance of Staff Accounting Bulletin No. 107 was applied in connection with the implementation and adoption of SFAS 123 (R).
Information regarding outstanding stock options for the nine months ended March 31, 2008 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2007	3,000,000	$0.71
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	3,000,000	$0.71	$—	4.55

Exercisable at March 31, 2008	2,700,000	$0.66	$—	4.37

The following table summarizes information about stock options outstanding as of March 31, 2008:

Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
Exercise	Number	Remaining	Average	Number	Remaining	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
$.38 - .50	1,325,000	3.30	$.44	1,275,000	3.23	$.43
$.75 - 1.00	1,575,000	5.44	$.89	1,425,000	5.38	$.88
$1.01-1.50	100,000	7.01	$1.50	—	—	—

$.38 - 1.50	3,000,000	4.55	.71	2,700,000	4.37	$.66

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total aggregate intrinsic value of outstanding and exercisable options was $0.00 at March 31, 2008.

Note 4. Patents and Other Assets:
The Company purchased the patent rights for a patented system for transferring color patterns to metal, wood, glass, and plastic products within Canada and the United States. The costs of the patent rights are amortized using the straight-line method over fifteen years. Patent amortization expense amounted to $61,542 for each of the quarters ended March 31, 2008 and 2007. Patent rights will be fully amortized at the end of fiscal year ending June 30, 2008. The primary patents of the Company expire in 2012 and 2018, yet the Company continues to enter twenty (20) year License Agreements with its Licensees. Accordingly, no asset impairment charges have been recorded upon these patent assets.
Note. 5 Debt
Revolving Notes Payable to Bank
The Company has a revolving note with a bank allowing borrowings of up to $200,000 at March 31, 2008, with interest at 5.5%. The maturity date for this note has been extended through June 8, 2008. There was $200,000 outstanding on this note at March 31, 2008 and June 30, 2007. The note is secured by the general assets of the Company and by the personal guarantee of the President of the Company.
Line of Credit — Bank
The Company has a $5,000 line of credit associated with one of its checking accounts. The line bears interest at an annual percentage rate of 17.25%. The outstanding balance on the line of credit was $4,893 and $2,400 at March 31, 2008 and June 30, 2007, respectively.
Long-term Debt

	March 31, 2008	June 30, 2007

Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$103,297	$98,597

Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	3,256	7,848

Bank term note at prime rate plus 2% due in full May 2009 with monthly payments of $4,500	64,370	44,846

Equipment purchase note payable at 9.75% interest payable monthly and due October 2007	—	12,629

Totals	170,923	163,920
Less: Current portion	(156,505)	(150,293)

Long-term debt portion	$14,418	$13,627

Interest expense incurred to stockholder and related party of the Company totaled $9,065 and $— for the nine months ended March 31, 2008 and 2007, respectively.

Note 6. Capital Leases
The Company leases various equipment under agreements that are classified as a capital lease. The equipment is leased under agreements which expire from June 2009 through May 2013 at various interest rates.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007

Equipment	$303,283	$264,806

Less: accumulated depreciation	(52,141)	$(11,356)

	$251,142	$253,540

Future minimum capital lease payments are as follows:

Years ending March 31

2009	$93,753

2010	76,105

2011	54,072

2012	52,236

2013	23,796

Thereafter	3,324

Total	303,286

Less amount representing interest	(60,150)

Net capital lease obligations	243,136

Less current portion	(66,448)

Long-term portion	$176,688

Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,635,786. At March 31, 2008, the Company’s current liabilities exceeded current assets by $755,736. Management believes with continued growth within its existing customer base and additional known licensing negotiations in progress, the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to continue to grow sales or obtain financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance is products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.
Note 8. Deferred Revenue:
The Company had various sales contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts was $59,375 and $90,709 as of March 31, 2008 and June 30, 2007, respectively.
Note 9. Stockholder’s Deficit
During the nine months ended March 31, 2008, the Company sold in a private placement 600,000 shares of its common stock at $.20 per share for a total of $120,000.
Note 10. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes"-an Interpretation of FASB Statement No. 109”. (FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 became effective for the Company on July 1, 2007 and the Company determined that there was no material effect on its financial position, results of operations or cash flows for the nine months ended March 31, 2008.
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

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009. SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

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
The Company was created to develop and market a system for transferring color patterns to metal, wood, glass and plastic products. “Kolorfusion” is a process that allows the transfer of colors and patterns into coated metal, wood and glass and directly into a plastic surface that can be any shape or size. The creation of a pattern to be a part of a product’s surface is designed to enhance consumer appeal, create demand for mature products, achieve product differentiation and customization and as a promotional vehicle. The Company currently has customers such as Polaris — all terrain vehicles, Sony-laptop lids, Alcoa-wheel rims, Leatherman — hand tools, Commodore Gaming- computer towers, Sunrise Medical — wheelchairs, Excalibur — cross-bows, Wahl-hair clippers, and other customers. The Company is expanding its markets by the use of its new digital imaging technology; wherein the customer can submit a new design and the Company can now create the design for its process with no up-front cost to the customer. During fiscal year ended June 30, 2007 the Company installed three new digital printers to accommodate the new digital demand. Other applications are anticipated by management, as the Company is currently working with other manufacturers in various markets.
Results of Operations
For the three-month period ended March 31, 2008 compared to three-month period ended March 31, 2007:
The Company had a net loss of $150,197 for the three-month period ended March 31, 2008 compared to a net loss of $27,438 for the three-month period ended March 31, 2007. During the three-month period ended March 31, 2008, the Company generated $398,446 in gross revenues compared to $356,181 in gross revenues during the three-month period ended March 31, 2007 an increase of $42,265. The increase was primarily related to an increase in processing or general sales of $384,308 and $268,472 for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007. During the three-month period ended March 31, 2008, the Company incurred $530,023 in expenses and cost of goods sold (selling & general administrative expenses were $256,535) as compared to the three-month period ended March 31, 2007 where the Company incurred $374,789 in expenses and cost of goods (selling & general administrative expenses were $222,410) an increase of $34,125. Gross profit margin decreased to 31.4% for the three months ended March 31, 2008 compared to 57.2% for the three months ended March 31, 2007. The decrease during the comparable three month periods was primarily attributable to the reduction of royalty licensing revenues which has no direct costs, and the fixed processing costs remaining unchanged.

The primary increase in selling, general and administrative expenses related to the Company’s additional personnel costs, tradeshow attendance and facility rent. Management of the Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
For the nine-month period ended March 31, 2008 compared to nine-month period ended March 31, 2007:
The Company had a net loss of $331,025 for the nine-month period ended March 31, 2008 compared to a net loss of $143,183 for the nine-month period ended March 31, 2007. During the nine-month period ended March 31, 2008, the Company generated $1,175,671 in gross revenues compared to $1,230,882 in gross revenues during the nine-month period ended March 31, 2007 a decrease of $55,211. The decrease was related primarily to a reduction in royalty revenues of $187,708 for the nine month period ended March 31, 2008 as compared to the nine months ended March 31, 2007. During the nine-month period ended March 31, 2008, the Company incurred $1,453,039 in expenses and cost of goods sold (selling & general administrative expenses were $722,525) as compared to the nine month period ended March 31, 2007 where the Company incurred $1,353,671 in expenses and cost of goods sold (selling & general administrative expenses were $733,993) an increase of $99,368. Gross profit margin decreased to 37.9% for the nine months ended March 31, 2008 compared to 49.7% for the nine months ended March 31, 2007. The decrease during the comparable nine month periods was attributable to the reduction of royalty license revenues, which has no cost of sales effect on print media sales or processing sales.
The primary decrease in selling, general and administrative expenses related to the Company reducing personnel costs. The Company anticipates that the profit margin will increase as the Company acquires new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources
Nine Month Period Ended March 31, 2008
The Company has historically had more expenses than revenue in each year of its operations. The accumulated deficit from inception to March 31, 2008 was $11,635,786 and current liabilities are in excess of current assets in the amount of $755,736. The Company anticipates the further conversion of existing note liabilities into stock, such amounts to include $533,373 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company finalized one transaction of equity financing of $120,000, this past nine months and is seeking to finalize an additional equity placement or working capital line during the next few months to support its plans for future growth and working capital needs.
The Company had a negative $80,119 in operating cash flow for the nine months ended March 31, 2008, as compared to a negative operating cash flow of $120,387 during the nine months ended March 31, 2007. A reduction primarily due to the changes in deferred revenue, accounts receivables and inventories. During the nine-month period ended March 31, 2008, net cash flows used in investing activities was $0 compared to $39,173 for the nine months ended March 31, 2007. During the nine month period ended March 31, 2008, net cash flow provided from financing activities was $90,791 compared to net cash provided of $31,054 for the nine months ended March 31, 2007. This change in cash flow from financing activities was primarily due to the sale of 600,000 shares of common stock for $120,000 at $.20/share. Additionally, one bank term loan was increased from $50,000 to $80,000 during the nine months ended March 31, 2008.
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

There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales and the maturity of debt. The primary source of liquidity in the future will be from increased sales accounts in many categories, including, electronics, sporting goods, outdoor product manufacturers, household and building products. Additionally, existing accounts should continue to expand the use of the Company’s process resulting in higher revenues. In the event that sales do not increase, the Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Kolorfusion International, Inc.
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
Use of Estimates
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
Revenue Recognition and Deferred Revenue
License and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped; collection is probable and the fee is fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB “104”).
Patent Rights and Impairment of Long-Lived Assets
The cost of the patent rights is being amortized using the straight-line method over fifteen years. In accordance with SFAS No. 144, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured on the projected cash flows using an appropriate discount rate.

Item 3. CONTROLS & PROCEDURES
The Company’s management, Stephen Nagel, our Chief Executive Officer/President and Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008 (the “Disclosure Controls Evaluation”). Based on that evaluation, the Company’s chief executive officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).
Since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.
There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the nine months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Changes in Securities and Use of Proceeds
The Company sold 600,000 shares of common stock at $.20/share for a total of $120,000.
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
(b) No reports on Form 8-K were filed during the three months ended March 31, 2008.

*	Files herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: May 13, 2008	By:	/s/ Stephen Nagel
Director, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.