Form 10KSB
period 2008-06-30
KOLORFUSION INTERNATIONAL INC
filed 2008-09-29
CIK 1059397

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2008
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
Common Stock, $0.001 par value
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year (ended June 30, 2008): $1,518,676
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2008:$962,020
Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable Only to Corporate Registrants
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of September 26, 2008
Common Stock, $0.001 par value	24,309,540

Preferred Stock $.001 par value	1,076,923
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

Industry Overview
The surface finishing industry is considered to be a low to medium technology industry because technology changes and advances have arrived slowly. Products continue to be coated in much the same way as they have been for many decades. Furthermore, plastic products are still molded with equipment that may be as old as thirty years. There is and has been over the last few years a significant demand for a breakthrough in surface finishing. Many products become mature in their classification since the manufacturer has no way to readily revise the appearance or function of their respective products. Every manufacturer competes to sell their products in many ways, including price, quality, features-benefits, and appearance. In many markets or product categories, it is the final appearance that may be the deciding factor for the final purchase decision. Very few consumer products are sold without some form of surface decoration or treatment, whether it is in the packaging or on the product itself. The “Kolorfusion” process can assist the manufacturer in some of the following areas:
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

Marketing Strategy
We believe we are in a good position to expand our base of operations into many market segments and also into strategic geographic locations with proper funding. We have established a 3rd party licensee in China with facilities in Shenzhen and in Shanghai. We believe these new facilities will assist us in securing more accounts for our process in Asia. A critical milestone was achieved during 2007 with the development of the digital print capability for sampling and have been providing digital production of our print media for the use in our process. Current targeted markets include the automotive wheel and computer markets.
We utilize an inside sales force to handle new accounts and service existing accounts. The manufacturers typically visit our facility to see and understand the process. Additionally, the sales team at Jordan Outdoor Enterprises, Inc. and Haas Outdoors, Inc. owners of the RealTree and Mossy Oak brands who promote these copyright camouflage designs assist us in our marketing. We also attend various trade shows (e.g. S.H.O.T. SEMA, Inter-bike, SGIA, Home Builder Show) and do specific targeted outbound calling.
Material Agreements
China License Agreements
On March 2, 2006 we entered a License Agreement with Chesta Solutions, Inc. (“Chesta”) with facilities in Shanghai and also Shenzhen China. Pursuant to the terms and provisions of the China License Agreements, we granted Chesta a non-exclusive, non-transferable license to practice our patented process of decoration by sublimation (the “Licensed Process”) for decorating of our approved customers and their approved products and Chesta will pay to us a royalty or shall subcontract to us the processing costs.
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
On January 20, 1998, the United States Patent and Trademark Office issued a service mark of registration, registration no. 2,131,107, to us for protection of our exclusive use of the trademark “Kolorfusion”. The certificate of registration for “Kolorfusion” was issued under Class 100, 103 and 106 and remains in force and effect for ten years from the date of its renewal in 2008.
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

Indirect Competition
Indirect competition can be defined very broadly to include pad printing, screen-printing, hot stamping, specialty paints and coatings. All such methods have limitations to the shape and variant of colors available.
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
Risks Related to Our Business
We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.
We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have also been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have a realized net loss totaling $483,455 for fiscal year ended June 30, 2008. Our accumulated deficit at June 30, 2008 is $11,788,216. As of June 30, 2008, there exists a working capital deficit of $885,440. Further, we do not know if positive cash flow from operations can be expected in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs. In the event we are unable to obtain additional financing, the Company would continue to reduce operating expenses, as we have done these past fiscal years. If the gross profits were to decline and the market opportunities not forthcoming, then operations would have to cease.

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
RISKS RELATED TO OUR COMMON STOCK
Sale of Restricted Common Stock.
As of June 30, 2008, there are 24,309,540 outstanding shares of our common stock, of which 19,144,505 are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2008, there are no warrants outstanding. As of June 30, 2008, there are 3,000,000 stock options granted which, if exercised, would result in the issuance of an additional 2,800,000 shares of common stock. The remaining 200,000 stock options are not vested as of June 30, 2008.
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
Our common stock has traded as low as $0.03 in the past 12 months and as high as $1.70 in 1999. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our Kolorfusion process; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts’ estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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
We are authorized to issue shares of preferred stock. Our board of directors, without shareholder approval, may issue additional shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue any additional shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.
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
ITEM 2. DESCRIPTION OF PROPERTY
We have dedicated 21,500 square feet of the 24,000 square feet of space to production with four Kolorclav processing units. We intend to lease this space in accordance with our new Sub-lease agreement dated July 31, 2006 (the “Lease Agreement”). Pursuant to the terms and provisions of our Lease Agreement, we will pay a minimum rental amount in monthly installments as follows: (i) $7,928 until December 1, 2008; (ii) $8,530 until December 14, 2009.

ITEM 3. LEGAL PROCEEDINGS
Management is not aware of any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During fiscal year ended June 30, 2008, no matters were submitted to our stockholders for approval.
Part II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET FOR COMMON EQUITY
Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol “KOLR”. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ bulletin board system. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2008	$0.15	$0.03
March 31, 2008	$0.10	$0.04
December 31, 2007	$0.10	$0.06
September 30, 2007	$0.10	$0.07
June 30, 2007	$0.15	$0.08
March 31, 2007	$0.20	$0.07
December 31, 2006	$0.11	$0.04
September 30, 2006	$0.11	$0.06

As of June 30, 2008, there were 76 shareholders of record of our common shares as reported by our transfer agent, ComputerShare Services, Inc., which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately over 450 beneficial owners of our common stock.
DIVIDEND POLICY
No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS
As of the date of this Annual Report, we have one equity compensation plan, the Kolorfusion International, Inc. Stock Incentive Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Incentive Plan under which equity securities are authorized for issuance as of June 30, 2008. As of the date of this Annual Report, we do not have any warrants issued or outstanding.
Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders — Stock Incentive Plan	1,000,000	$0.79	-0-
Stock Options Issued	2,000,000	$0.66	N/A

Kolorfusion Stock Incentive Plan
On April 7, 1997, our Board of Directors unanimously approved and adopted a stock incentive plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to advance our interests and the interests of the shareholders by affording our employees an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Incentive Plan, we set aside 1,000,000 shares of restricted common stock to be purchased pursuant to exercise of stock options (the “Stock Incentive Options”). The Stock Incentive Options have been granted to our key employees, generally defined as a person designated by the board of directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee or consultant.
As of the date of this Annual Report, we have granted an additional 2,000,000 stock options to one of our directors.
RECENT SALES OF UNREGISTERED SECURITIES
Preferred Stock
During fiscal year ended June 30, 2006,we entered on March 31st 2006 a Preferred Stock purchase agreement; wherein the purchaser acquired 1,076,923 Series C-1 Preferred Stock, which can convert on a basis of 5:1 into the Company’s common shares for a total amount of 5,384,615. The investment included a $600,000 cash payment and the assumption of $655,238 in debt due by the Company to an individual. The Company had confirmed to the Preferred purchaser that the debt holder would have agreed to receive $100,000 or less to resolve this debt shown on the Company’s balance sheet. The Company had also confirmed to the Preferred purchaser that the Company would assume any liabilities in excess of the $100,000. However, due to this guarantee, only $100,000 of the debt was reclassified to additional paid-in capital as additional consideration for the Preferred Stock at June 30, 2006. The remaining balance of $555,238 would remain in long-term debt until the matter was to be settled or extinguished. The Company extinguished the entire debt at June 30, 2007 due to nonperformance and expiration of the statute of limitations for collection of the debt. We issued the preferred shares of our restricted stock in accordance with the transactional exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Securities Act”). The purchaser acknowledged that the securities to be issued have not been registered under the 1933 Securities Act and that they understood the economic risk of an investment in the securities.

Common Stock
During fiscal year ended June 30, 2007, we canceled the 1,000,000 common shares as related to the Assignment Agreement the Company had with the inventor in June 2001 for non-performance. The Company did re-sell to other 3rd party investors 400,000 of these shares at $.226 per share for $90,500 in the final quarter of its year ended June 30, 2007 and 500,000 shares at $.20 per share in the quarter ended December 31, 2007 for $100,000 and 100,000 shares at $.20 per share in the quarter ended March 31, 2008 for $20,000.
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
RESULTS OF OPERATIONS

	Year ended
	June 30,
	2008	2007	% Change
Gross Sales/License Revenue	$1,518,676	$1,561,776	down 2.8%
COS/SGA Expenses	$1,925,584	$2,011,275	down 4.3%
Net Operating Loss	$(406,908)	$(449,499)	down 9.5%

Basic and Diluted Net Operating Loss per Share	$(0.02)	$(0.02)

The results for fiscal year ended June 30, 2008 include a decrease in cost of sales and selling, general and administrative expenses. Resulting in a small decrease in our operating loss over the prior year. We continue to build a team of experienced industry professionals that can lead us to success in product surface enhancement technology industry. In the Spring of 2007, we installed a new digital print system and associated printers that will allow us to create new designs at no cost to the customer and allow us to do short or long runs of the same images. Additionally, we developed new coatings that we can image and give us outdoor stability for various products. The new digital system and coatings should allow us to expand our customer base more easily. We believe our operating systems as implemented reduce errors and increase logistic efficiencies and customer service. As a result of management’s efforts, we believe we have successfully negotiated the lowest costs of our services and payment terms.
Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007
We have net loss during fiscal year ended June 30, 2008 of ($483,455) compared to a net income of $472,329 during fiscal year ended June 30, 2007, a difference of $955,784. This difference is entirely due to a one-time gain from the debt extinguishment totaling $955,235, which occurred during our fiscal year ended June 30, 2007. During fiscal year ended June 30, 2008, we generated $1,423,634 in gross product sales compared to $1,222,092 in gross sales for fiscal year ended June 30, 2007 (an increase of $201,542). During fiscal year ended June 30, 2008, we also generated $95,042 in license and royalty revenue compared to $339,684 in license and royalty revenue for fiscal year ended June 30, 2007 (a decrease of $244,642). The decrease was primarily a result of less deferred revenue from a previous contract with Polaris Industries, which occurred in 2002 for $750,000 that was deferred over a five year period. Other expense for the fiscal year was ($76,547) compared to other income of $921,828 for the prior year; wherein there was a significant extinguishment of debt of $955,238, which did not occur again in 2008. Cost of sales increased during fiscal year ended June 30, 2008 to $1,014,347 from $977,553 for fiscal year ended June 30, 2007 due to our increased product sales. As a percentage of total sales and license revenue, cost of sales was 66.8% in fiscal year ended June 30, 2008 compared to 62.6% for the comparable period. This slight increase was due to lower margin revenues from processing sales. Selling, general and administrative expenses decreased during fiscal year ended June 30, 2008 to $911,237 from $1,033,722 for fiscal year ended June 30, 2007. The decrease was a result of efforts to lower all expense categories. The above resulted in an operating loss of $406,908 for fiscal year ended June 30, 2008 compared to an operating loss of $449,499 during fiscal year ended June 30, 2007, as further discussed below.
During fiscal year ended June 30, 2008, we recorded operating expenses consisting of general, selling and administrative of $911,237, compared to $1,033,722 during fiscal year ended June 30, 2007, which included $128,342 of write-offs which included leasehold improvements made at the previous premises under lease (a decrease of $122,482) some of the key expenses are compared as follows: (i) $222,602 (2007: $187,971) in salaries and wages; (ii) $68,127 (2007: $80,727) in consulting fees; (iii) $49,641 (2007: $48,839) in office rent; (iv) $58,994 (2007: $52,119) in legal and accounting; (v) $82,960 (2007: $89,562) in office and general, including supplies, utilities and telephone; (vi) $69,814 (2007: $72,087) in travel and entertainment; (vii) $51,582 (2007: $56,764) in insurance and insurance related expenses; (viii) $70,905 (2007: $25,471) in depreciation; (ix) $246,157 (2007: $246,168) in amortization;; and (x) $25,155 (2007: $19,907) in taxes.

Interest expense for the year ended June 30, 2008 was $77,682 compared to $33,667 for the comparable period ended June 30, 2007. This increase of $44,015 was primarily due to our increased debt from the capital leases for our new digital printers, which were purchased late during our fiscal year ended June 30, 2007.
Our net loss during fiscal year ended June 30, 2008 was ($483,455) or ($0.02) per share compared to a net income of $472,329 or $0.02 per share for fiscal year ended June 30, 2007. The weighted average number of shares outstanding was 24,002,691 at June 30, 2008 compared to 24,233,924 at the fiscal year ended June 30, 2007.
Gross Sales/License Revenue and Gross Margins
Gross sales and license/royalty revenues were $1,423,634 and $95,042, respectively, for fiscal year ended June 30, 2008 aggregating $1,518,676, a decrease of 2.8% over last year’s gross sales and license/royalty revenues aggregating $1,561,776. The decrease in gross revenue from fiscal year 2008 to 2007 is primarily the result of license fee revenue decreasing from certain customers and an increase in the sales relating to processing and sales of materials netting an overall decrease of approximately $43,000. Deferred revenues associated with license contracts for the year ended June 30, 2008 were $45,000 as compared to deferred revenues of $69,042 for the year ended June 30, 2007, a decrease of $24,042, primarily caused by timing of payments and renewals.
Operating Expenses
Total operating expenses for fiscal year ended June 30, 2008 were $1,925,584 consisting of $1,014,347 in cost of sales and $911,237 in selling, general and administrative expenses compared with $2,011,275 consisting of $977,553 in cost of sales and $1,033,722 in selling, general and administrative expenses for the same period in 2007. The increase in cost of sales in 2008 from 2007 is a result of different revenue streams from our customer base, as we have higher costs of sales for processing revenues as compared to no cost of sales for license revenues. The decrease in selling, general and administrative expenses in 2008 from 2007 is a result of lowering of administrative labor costs and facility rent, which in 2007 also included a write off of a prepaid royalty asset in the amount of $75,000 due to lack of any sales occurring from the intended transaction. For fiscal year ended June 30, 2008, salaries and wages totaled $222,602 compared with $187,971 for 2007. The increase is related to the increase in our graphics team. Interest costs for fiscal year ended June 30, 2008 increased to $77,682 compared with $33,667 for the same period in 2007 due to the acquisition of digital printers and the related financing costs.

Net Income (Loss)
The net loss for fiscal year ended June 30, 2008 was ($483,455) compared to a net income of $472,329 for fiscal year ended June 30, 2007. The decrease in profitability is primarily due to the one-time recording of a debt extinguishment totaling $955,238 in the fiscal year ended June 30, 2007. The net loss per share basic was ($0.02) for fiscal year ended June 30, 2008 as compared to net income of $0.02 per share basic for fiscal year ended June 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, our current assets were $288,324 and our current liabilities were $1,173,764, which resulted in a working capital deficit of $885,440. As of June 30, 2008, total assets were $641,680 consisting of: (i) $7,009 in cash and cash equivalents; (ii) $131,202 in trade accounts receivable (net of allowance for doubtful accounts); (iii) $136,659 in inventory; (iv) $41,054 in other assets and prepaid expenses, and (vi) $325,856 in leasehold improvements and equipment (net).
As of June 30, 2008, total liabilities were $1,307,992 consisting of: (i) $253,998 in accounts payable; (ii) $45,000 in current deferred revenue; (iii) $38,091 in accrued expenses and customer deposits; (iv) $374,341 in accrued expenses due to officer/stockholder and advances from shareholder; and (v) $227,932 in current and long-term portion of capital leases; (vi) $368,630 in current and long-term debt.
Stockholders’ deficit increased from ($311,625) at fiscal year ended June 30, 2007 to ($666,212) at fiscal year ended June 30, 2008.
Net cash flows used in operating activities during fiscal year ended June 30, 2008 was ($64,678) compared with net cash flows used in operating activities of ($209,148) for the same period in 2007. The majority of the change was caused by a decrease in the change in deferred revenues compared to the previous year.
During fiscal year ended June 30, 2008, net cash used in investing activities was $0 compared with net cash used in investing activities of ($37,540) during fiscal year ended June 30, 2007. Net cash used in investing activities during fiscal years ended June 30, 2007, was primarily for the purchase of equipment.
During fiscal year ended June 30, 2008, net cash provided by financing activities was $70,070 compared with net cash provided by financing activities of $108,881 during fiscal year ended June 30, 2007. The decrease is primarily related to increased payments due on debt and capital leases relating to the new digital printers.

PLAN OF OPERATION
We have historically had more expenses than income in each year of our operations. The accumulated deficit from inception to June 30, 2008 was $11,788,216 and current liabilities are in excess of current assets. As a result of this, our independent auditor has issued a going concern opinion. We have been able to maintain a positive cash position solely through operation revenues, management deferral of compensation and financing activities. We are working to secure additional investments or lines of credit and management believes there is a good likelihood of obtaining a significant funding due to the continued business improvements. We have continued to reduce overhead during the past two years.
We have been, since our inception, reliant on external investment to finance ongoing operations as we are not yet operating profitably. At June 30, 2008, we owed an approximate aggregate amount of $480,038 to officers/stockholders and related parties for amounts loaned to us in order to support our operations or debt due to a stockholder/director totaling $333,373, which we believe will be settled without significant cash payments. While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase or be sufficient to support our operations in the long term. We expect we will need to raise additional capital of approximately $300,000 to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow our business to the greatest possible extent. In the event gross profits were to diminish or market opportunities to be not forth coming, then our operations would have to cease.
There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity, except perhaps declining sales. We have a significant amount of debt, which is due within the next twelve months. As mentioned, the primary source of liquidity in the future will be increased sales and some additional outside investment. In the event that sales should decline, we may have to seek additional funds through equity sales or debt. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to our business as we expand our customer base.

MATERIAL COMMITMENTS
A significant commitment for our fiscal year ending June 30, 2009 relates to a bank loan payable on demand but no later than January 3, 2009, in the aggregate principal amount of $200,000 bearing interest at 5.35% per annum and collateralized by substantially all of our assets and guaranteed and further collateralized by the assets of one of our stockholders. This note has been extended upon each renewal since 2002.
A significant commitment for our fiscal year ending June 30, 2009 relates to the note payable to a related party in the aggregate amount of $105,697 bearing interest at the rate of 12% per annum. The due date of the note expired and payment terms have been extended month-to-month.
See our financial statements for the year ended June 30, 2008, included herein, for future principal payments due on our long-term debt and capital lease obligations.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings (loss) per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.
In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
CRITICAL ACCOUNTING PRONOUNCEMENTS
Credit risk and Allowance for Doubtful Accounts
Inventory Valuation
As described in Note 1 of the Notes to the Financial Statements, inventories consist primarily of raw materials, and are valued at the lower of cost or market (first-in, first-out method).

Revenue Recognition
As described in Note 1 to the Financial Statements, license and royalty revenue is recognized upon completion of the earnings process. We recognize sales when products are shipped, collection is probable and the fee is fixed or determined. In addition, we have various contracts, which are amortized into revenues over the contract period pursuant to Staff Accounting Bulletin No.104, Revenue Recognition (SAB“104”).
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
June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Kolorfusion International, Inc.
We have audited the accompanying balance sheets of Kolorfusion International, Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kolorfusion International, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Carver Moquist & O’Connor, LLC
Minneapolis, Minnesota
September 26, 2008

KOLORFUSION INTERNATIONAL, INC.
BALANCE SHEETS
June 30, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,009	$1,617
Trade accounts receivable, net of allowance for doubtful accounts of $2,678 and $18,900 as of June 30, 2008 and 2007, respectively	131,202	208,987
Inventories, net	136,659	150,763
Prepaid expenses	13,454	12,711

Total current assets	288,324	374,078

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	325,856	359,955

OTHER ASSETS:
Patents, less accumulated amortization 2008 $3,692,530; 2007 $3,446,373	—	246,157
Other	27,600	27,600

Total other assets	27,600	273,757

	$641,780	$1,007,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$368,630	$352,693
Current portion of capital lease obligations	93,704	52,543
Accounts payable	253,998	240,117
Deferred revenue	45,000	69,042
Customer deposits	18,015	—
Accrued expenses	20,076	13,433
Accrued expenses due officer/stockholders	333,373	333,373
Advances from stockholder	40,968	32,233

Total current liabilities	1,173,764	1,093,434

Long-term debt, net of current portion	—	13,627

Deferred revenue	—	21,667
Capital lease obligations, net of current portion	134,228	190,687

Total Liabilities	1,307,992	1,319,415

STOCKHOLDERS’ DEFICIT:
Preferred stock Series C-1, $.001 par value, 10,000,000 shares authorized: 1,076,923 issued and outstanding	1,077	1,077

Common stock, $.001 par value, 100,000,000 shares authorized, 2008- 24,309,540; 2006 -23,709,540; shares issued and outstanding	24,310	23,710
Additional paid-in capital	11,096,617	10,968,349
Accumulated deficit	(11,788,216)	(11,304,761)

Total Stockholders Deficit	(666,212)	(311,625)

Total Liabilities and Stockholders Deficit	$641,780	$1,007,790

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years Ended June 30, 2008 and 2007

	2008	2007

Revenues:
Sales	$1,423,634	$1,222,092
License and royalty revenue	95,042	339,684

	1,518,676	1,561,776

Expenses:
Cost of sales	1,014,347	977,553
Selling, general and administrative expenses	911,237	1,033,722

Operating loss	(406,908)	(449,499)
Other income (expense):
Extinguishment of debt	—	955,238
Other income	1,135	257
Interest expense	(77,682)	(33,667)

Total Other Income (expense)	(76,547)	921,828

Net Income (loss)	$(483,455)	$472,329

NET NCOME (LOSS) PER COMMON SHARE- BASIC	$(.02)	$.02
NET INCOME (LOSS) PER COMMON SHARE-DILUTED	$—	$.02

Weighted average shares used in computing basic net income (loss) per common share	24,002,691	24,233,924

Weighted average shares used in computing diluted net income (loss) per common share	24,002,691	29,618,394

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2008 and 2007

	Preferred Stock		Common Stock		Additional
	Series C-1				Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	1,076,923	$1,077	24,309,540	$24,310	$11,266,894	$(11,777,090)	$(484,809)

Stock based employee compensation					10,355		10,355

Canceled shares (related to Extinguishment of debt)			(1,000,000)	(1,000)	(399,000)		(400,000)

Issuance of common stock			400,000	400	90,100		90,500

Net Income						472,329	472,329

Balance at June 30, 2007	1,076,923	1,077	23,709,540	23,710	10,968,349	(11,304,761)	(311,625)

Stock based employee compensation					8,868		8,868

Issuance of common stock			600,000	600	119,400		120,000

Net (Loss)						(483,455)	(483,455)

Balance at June 30, 2008	1,076,923	$1,077	24,309,540	$24,310	$11,096,617	$(11,788,216)	$(666,212)

See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(483,455)	$472,329
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	318,733	271,639
Prepaid royalties	—	75,000
Accrued interest converted to principal	7,200	—
Inventory write-off	—	83,591

Stock compensation	8,868	10,355
Extinguishment of debt	—	(955,238)

Loss on disposal of leasehold improvements and equipment	—	53,342
Changes in Operating Assets and Liabilities:
(Increase) decrease in trade accounts receivable	77,785	(31,621)
Decrease in inventories	14,104	36,088
(Increase) in prepaid expenses	(743)	(12,711)
Decrease in other assets	—	1,907
Increase in accounts payable	13,881	64,452
(Decrease) in deferred revenue	(45,709)	(205,938)
Increase (decrease) in accrued expenses	6,643	(167)
Increase in customer deposits	18,015	—

Net cash provided by (used in) operating activities	(64,678)	(209,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of leasehold improvements and equipment	—	(37,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	75,956	91,805
Payments on debt	(72,111)	(51,849)
Payments on capital leases	(53,775)	(21,575)
Net proceeds from issuance of common stock	120,000	90,500

Net cash provided by financing activities	70,070	108,881

Increase (decrease) in cash and cash equivalents	5,392	(137,807)

Cash and cash equivalents:
Beginning of year	1,617	139,424

End of year	$7,009	$1,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$70,482	$29,029

Leasehold improvements and equipment financed with capital leases	$38,477	$264,804
See accompanying notes to financial statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended June 30, 2008 and 2007
Note 1. Nature of Business, Summary of Significant Accounting Policies
NATURE OF BUSINESS:
Kolorfusion International, Inc. (the Company) was incorporated on May 17, 1995 in the state of Colorado. Since inception, the Company’s efforts have been devoted to raising capital and the purchase, development and manufacturing of a patented system for transferring color patterns to metal, wood, glass and plastic products. The Company currently owns the patents rights for this process for the United States, Canada, Japan, Russia, and Brazil. The Company licenses the system to outside parties and maintains its own production capabilities and is targeting its sales efforts currently in the United States and Canada.
A summary of the Company’s significant accounting policies are as follows:
CASH AND CASH EQUIVALENTS:
CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balance, at times, may exceed federally insured limits.
Accounts receivable were reduced by an allowance for uncollectible accounts of $2,678 and $18,900 at June 30, 2008 and 2007, respectively. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible.
INVENTORIES:
Inventories consist primarily of raw materials and are valued at the lower of cost or market (first-in, first-out method). The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value. The Company recorded a $27,550 and $25,000 inventory obsolescence reserve at June 30, 2008 and 2007, respectively.
PATENTS:
The Company purchased the patent rights for the “Kolorfusion” technology for Canada and the United States. The cost of those rights are amortized using the straight-line method over nine years. Patent amortization expense amounted to $246,157 and $246,169 for the years ended June 30, 2008 and 2007, respectively. Patent amortization expense has been fully amortized as of June 30, 2008.
LEASEHOLD IMPROVEMENTS AND EQUIPMENT:
Leasehold improvements and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	3
Production equipment	3-10
Office furniture and equipment	3-10
Depreciation expense in the years ended June 30, 2008 and 2007 was $72,576 and $25,471, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 1. Nature of Business and Significant Accounting Policies (Continued):
IMPAIRMENT OF LONG-LIVED ASSETS::
Long-lived assets, such as property and equipment and intangible assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset. Management believes that there has not been any impairment of the Company’s long-lived assets.
SHIPPING AND HANDLING COSTS:
Shipping and handling costs charged to customers have been included in sales. Inbound and outgoing freight and handling costs incurred by the Company have been included in cost of sales.
REVENUE RECOGNITION:
The Company records revenue when products are shipped, collectability is probable, and the fee is fixed or determinable. License and royalty revenue is recognized upon completion of the earnings process. The Company ensures that all revenue transactions comply with SEC Staff Accounting Bulletin (SAB) 101, as amended by SAB 104. In addition, the Company has various contracts that are amortized into revenues over the contract period pursuant to SAB 104. Any revenue not earned at the end of a reporting period is recorded as deferred revenue.
ADVERTISING:
The Company expenses advertising costs as incurred. Advertising costs were approximately $1,000 and $105 for the years ended June 30, 2008 and 2007, respectively.
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
FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 9 to the Financial Statements for additional information regarding income taxes.
EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options and converted preferred shares), unless the effect is anti-dilutive. For the year ended June 30, 2008 and 2007, there were dilutive Preferred Series C-1 shares which could be converted to 5,384,615 of common shares and there were 2,800,000 and 2,700,000, respectively, in exercisable stock options. There were no common stock equivalents that would be considered dilutive (based on the treasury stock method) for the outstanding stock options for fiscal year ended June 30, 2008 and 2007 as there exercise prices were above our closing stock price for each respective date. The total number of potentially anti-dilutive shares at June 30, 2008 and 2007 were 8,184,615 and 8,084,615, respectively.
SEGMENT REPORTING
The Company operates as one reporting segment.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 1. Nature of Business and Significant Accounting Policies (Continued):
STOCK-BASED EMPLOYEE COMPENSATION:
Effective July 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share based-based payments, including grants of employee stock options and employee stock purchase plan shares, recognized in the income statement based on their fair values. The Company’s financial statements as of and for the years ended June 30, 2008 and 2007, reflect the impact of SFAS 123(R). SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.
OTHER ASSETS:
The Company has other assets of $27,600 for the fiscal years ended June 30, 2008 and 2007. For these fiscal years, other assets consisted of security deposits.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
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
RECLASSIFICATIONS:
Certain reclassifications have made been to the financial statements for June 30, 2007 in order to match the classifications used in the June 30, 2008 financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.
In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.
In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2007 and 2006
Note 2. Company’s continued existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial accumulated losses totaling $11,788,216 as of June 30, 2008. As of June 30, 2008, the Company has suffered recurring losses from operation and its current liabilities exceed current assets by $885,440. Management believes that with the continued growth within its existing customer base and additional known licensing negotiations in progress the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.
Note 3. Extinguishment of Debt.
The Company recognized in fiscal year ended June 30, 2007 as other income $955,238 from extinguishment of debt related to the note payable to the inventor of its patented system for transferring color patterns to metal, plastic, wood and glass products in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Service of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (“FAS 140”) paragraph 16. The extinguishment of debt occurred judicially by the Colorado Statute of Limitations in June of 2007. The Company was no longer obligated to pay the debt of $555,238 and release shares valued at $400,000 (1,000,000 shares of common stock), which were never delivered to the inventor as a form of payment on the original debt due to the passage of time under the law and because of non-performance on certain consulting services by the inventor. The total debt and canceled shares recorded as extinguished was $955,238.
Note 4. Leasehold Improvements and Equipment:

	2008	2007
Office equipment and furniture	$80,376	$47,570
Leasehold improvements	33,544	33,544
Production equipment	561,753	562,982

	675,673	644,096
Less accumulated depreciation and amortization	(349,817)	(284,141)

	$325,856	$359,955

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 5. Long-Term Debt:

	2008	2007

Notes payable to related party, due dates expired and extended on a month-to-month, with interest accruing at 12%	$105,697	$98,597
Note payable to bank, payable on demand but no later than January, 2009, including interest at 5.35% at June 30, 2008, collateralized by substantially all assets and guaranteed by a Company stockholder	200,000	200,000

Note payable bank payable in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	1,648	7,848

Line of credit-bank-at US Bank at 14% revolving month-to-month	5,057	2,400

Note payable to bank due May 2009, including interest at the New York prime rate plus 2% with total monthly payments of $4,500	56,228	44,846

Equipment purchase note at 9.75%, paid in full	—	12,629

Totals	368,630	366,320
Less: Current portion	(368,630)	(352,693)

Long-term debt portion	$—	$13,627

Future maturities of long-term debt for years ending after June 30, 2008 are as follows:

Total
Year ending June 30:
2009	$368,630

$368,630

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 6. Stockholders’ Deficit:
Preferred stock: The Series C-1 Convertible Preferred Stock is non-interest bearing and each share shall have the right to vote on a 5 to 1 basis with the common shareholders. Each share of Series C-1 Preferred stock issued can be converted immediately into 5 shares of common stock for a period of 36 months from the date of issuance. After 36 months, the Company can extend the Agreement. The Company may redeem the preferred shares from the Purchaser upon 30 days written notice, the purchaser can accept the redemption offer or elect to convert the preferred shares requested for redemption, if the purchaser elects to be paid, the Company shall pay the purchaser the full purchase price plus a redemption fee equal to 1% per month for each month the Purchaser held the preferred shares.
The Company currently has 1,076,923 Series C-1 Preferred issued and outstanding as of June 30, 2008 and 2007. As of June 30, 2008, these shares are convertible into 5,384,615 common shares.
Common Stock: The Company canceled the 1,000,000 common shares to be distributed to the inventor under an Assignment Agreement of June 2001, such services were never performed by the inventor. The Company re-sold 400,000 of these shares at $.226 per share to an outside 3rd party investor for total proceeds of $90,500 during the fourth quarter of the year ended June 30, 2007 and re-sold 600,000 of these shares at $.20 per share to an outside 3rd party in fiscal year ended June 30, 2008 for total proceeds of $120,000.
Stock Options: The Company has one stock option plan called The Stock Incentive Plan. As of June 30, 2008, an aggregate of 1,000,000 shares of common stock have been granted by the board of directors. There is an additional 2,000,000 shares that have been granted and not approved by the security holders of the plan. The stock options may be granted to directors, officers, employees or consultants of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of outstanding options range from three to five years. The options expire from three to five years from the date of the grant.
The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share based-based payments, including grants of employee stock options and employee stock purchase plan shares, recognized in the income statement based on their fair values. The Company’s financial statements as of and for the years ended June 30, 2008 and 2007, reflect the impact of SFAS 123(R).
No option grants were made during fiscal year ended June 30, 2008. The Company recorded $8,868 and $10,355 in related compensation expense for the years ended June 30, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had no impact on the June 30, 2008 and 2007 basic net income (loss) per common share calculation. There remains approximately $13,113 of total unrecognized compensation expense, which is expected to be recognized over future periods, approximately 4 years.
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
The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years ended June 30:

	2008	2007
Dividend yield	—%	0%
Volatility	—%	94%
Risk-free interest rate	—%	4.75%
Expected lives	N/A	5 years
During the fiscal years ended June 30, 2008 and 2007 there were stock options grants of -0- and 250,000, respectfully. The weighted average fair value of options granted during the year ended June 30, 2008 and 2007 were $0 and $.04, respectively.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 6. Stockholders’ Deficit (Continued):
Information relating to outstanding stock options as of June 30 is as follows:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Under option, beginning of year	3,000,000	$.71	2,780,000	$.70
Granted	—	—	250,000	$.83
Expired	—	—	(30,000)	$.50

Under option, end of year	3,000,000	$.71	3,000,000	$.71

Exercisable at end of year	2,800,000	$.67	2,700,000	$.67

The following table summarizes information about stock options outstanding as of June 30, 2008:

Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.38 –.50	1,325,000	3.13	$.44	1,325,000	$.44
$.75 –1.00	1,575,000	5.28	$.89	1,475,000	$.89
$1.01 – 1.50	100,000	6.76	$1.50	—

$.38 –1.50	3,000,000	4.38	$.71	2,800,000	$.68

Aggregate Intrinsic Value of all options is zero. The aggregate intrinsic value is the difference between the closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holder exercised their options on June 30, 2008. No options were exercised during the years ended June 30, 2008 and 2007.
Note 7. Related Party Transactions:
Interest expense incurred for debt with stockholder and related party of the Company totaled $15,918 and $12,857 for the years ended June 30, 2008 and 2007, respectively.
The Company paid consulting fees of $65,000 and $80,757, to one board member during the fiscal years ended June 30, 2008 and 2007, respectively. There was one director being owed $333,373 for past services as of June 30, 2008.
Note 8. Commitments and Contingencies:
In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.
Operating Leases
The Company’s facility lease calls for monthly payments as follows: (i) $7,928 until December 1, 2007; and (ii) $8,530 until December 14, 2009.
The Company leases various office equipment under operating leases. Rental expense on these leases was approximately $13,000 and $10,000 for the years ended June 30, 2008 and 2007, respectively.
Minimum lease payments at June 30, 2008 are as follows:

	Facility	Equipment	Total

Years ending June 30:
2009	102,357	5,316	107,673
2010	51,179		51,179

	$153,536	$5,316	$158,852

Capital Leases
The Company entered into two additional capital lease agreements for equipment during 2008 that expire through January of 2013.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at June 30, 2008 and 2007:

	2008	2007

Equipment	$303,283	$264,806

Less: accumulated depreciation	(57,433)	$(11,356)

	$245,850	$253,450

Future minimum capital lease payments are as follows:

Years ending June 30:

2009	$93,704

2010	66,114

2011	54,012

2012	48,434

2013	18,282

Total	280,546

Less amount representing interest	(52,614)

Net capital lease obligations	227,932

Less current portion	(93,704)

Long-term portion	$134,228

KOLORFUSION INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Years Ended June 30, 2008 and 2007
Note 9. Income Taxes:
The Company has available net operating loss carry-forwards of approximately $8,200,000 at June 30, 2008 which will expire at various times from 2013 to 2025.
The following is a summary of deferred taxes:

	June 30
	2008	2007
Deferred tax assets and liabilities:
Operating loss carry-forwards	$3,221,000	$3,115,000
Depreciation and amortization	(29,000)	(104,000)
Deferred revenue	17,000	34,000
Stock Compensation	7,000	4,000
Inventory Obsolescence	10,000	10,000
Allowance for doubtful Account	1,000	7,000

	3,227,000	3,066,000

Valuation allowance	(3,227,000)	(3,066,000)

Total deferred tax assets	$—	$—

A reconciliation of the Company’s statutory tax rate to the effective date is as follows:

	2007	2006
Federal statutory rate	35%	35%
State taxes, net of federal	3%	3%
Other	(4)%	(4)%
Valuation allowance	(34)%	(34)%

	0%	0%

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

Note 10. Major Customers:
The Company derived more than 10% of its revenues from the following unaffiliated customers and had receivable balances from those customers in the following amounts:

	2008		2007
	Sales	Receivables	Sales	Receivables

Customer A	$326,421	$26,211	$259,537	$50,649
Customer B	$469,939	$31,741	$537,999	$68,834

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
ITEM 8A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.
As of June 30, 2008, our management, with the participation of our Chief Executive Officer / Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of June 30, 2008, our Chief Executive Officer / Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Report of Management on Kolorfusion International, Inc.’s Internal Control Over Financial Reporting
Our principal executive officer (chief executive officer and chief accounting officer), and other members of management of Kolorfusion International, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. The following material weaknesses have been identified by members of our management and reported to the board of directors:
•
The Company does not currently have an audit committee that is actively involved with the financial reporting process and thus the Company lacks the board oversight role within the financial reporting process.

•
We did not maintain proper segregation of duties for the preparation of our financial statements. As of June 30, 2008, the majority of the preparation of the financial statements was carried out by our CEO and an independent contractor. The independent contractor prepared routine and non-routine journal entries, processed certain transactions, prepared certain account reconciliations, selected accounting principles, and prepared interim and annual financial statements (including report combinations and footnote disclosures) in accordance with generally accepted accounting principles without review and approval by someone with financial expertise for overseeing such duties.

•
Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and journal entries. Due to the Company’s limited resources, the Company has insufficient internal personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Numerous GAAP audit adjustments were made to the financial statements for the year ended June 30, 2008.

As of June 30, 2008, our management, with the participation of our chief executive officer and chief financial officer, reviewed our control environment, however, management did not assess our internal control over financial reporting based on criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this review, material weaknesses were identified, as described above, and, management has concluded that our internal controls over financial reporting were not effective as of June 30, 2008. Carver, Moquist & O’Connor, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.
The Company is continuing its efforts to address deficiencies in internal control over financial reporting. Management and the Board of Directors believe, as the Company receives further funding through private placements and growth in operations, it will be able to invest in remediating the identified weaknesses.
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
As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD

Thomas Gerschman	51	Director and Chairman of the Board
Stephen Nagel	58	Director, President
Kenneth Bradley	60	Secretary
Thomas LeFort	39	Director
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
Stephen Nagel. Mr. Nagel is our founder and has been with us since our inception. Mr. Nagel has been a director and our President/Chief Executive Officer. Mr. Nagel is recognized as one of the leaders in the development and marketing of new technologies in the dye sublimation industry. Mr. Nagel is experienced in all aspects of our business operations, including capital formation, new technology development, sales and marketing and strategic partnering. Prior to our formation, Mr. Nagel was successful in creating and developing several other companies,, both public and private. His prior experience includes services as the chief executive officer of Rescon Technology (1976-1992), a manufacturer of construction materials. He founded and was the chief executive officer of Selectronics, Inc. (1983-1991), a consumer electronics and software publisher. Mr. Nagel arranged a public underwriting for each of these companies and subsequently their sale or merger. Under his leadership, Selectronics, Inc. grew from being a start-up company to generating $34,000,000 in sales when it merged with a Xerox controlled company. Mr. Nagel holds an Master in Business Administration from Arizona State University and a Juris Doctorate from the University of Wyoming. He is a member of the Wyoming Bar Association.

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
ITEM 10. EXECUTIVE COMPENSATION.
During fiscal years ended June 30, 2008 and 2007, certain officers were compensated for their role as executive officers. As of the date of this Annual Report, we do not have any pension, annuity, insurance, profit sharing or similar benefit plans other than our Stock Incentive Plan. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.
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

		Annual Compensation			Long Term Compensation
				Other	Awards		Payouts
				Annual	Restricted	Securities		All Other
				Compen-	Stock	Underlying	LTIP	Compen-
Name and Principal		Salary	Bonus	sation	Award(s)	Options/SARs	Payouts	sation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Stephen Nagel	2008	$65,000	Nil	Nil	None	Nil	None	None
President/Chief Executive Officer and	2007	$80,000	Nil	Nil	None	Nil	None	None
Director	2006	$72,000	Nil	Nil	None	Nil	None	None

Outstanding Equity Awards Table
No options were exercised by our named executive officers and directors during the year ended June 30, 2008. As of the date of this Annual Report, we have a Stock Incentive Plan in effect. The following reflects that information at June 30, 2008 regarding stock options for our officers and directors.

	Number of
	Securities
	Under	Exercise or
	Options/SARs	Base Price
Name	Exercisable	($/Security)	Option Expiration Date

Thomas Gerschman	500,000	$0.375	May 1, 2010

	500,000	$0.50	May 1, 2011

	500,000	$0.75	May 1, 2012

	500,000	$1.00	May 1, 2013

	2,000,000
Long Term Incentive Plan (“LTIP”) Awards Table
We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended June 30, 2008.
EMPLOYMENT AGREEMENTS
As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we may enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 30, 2008, there are 24,309,540 shares of common stock issued and outstanding.

		Amount and Nature
		of
	Name and Address(1) of Beneficial	Beneficial		Percentage
Title of Class	Owner	Ownership		of Class
Common	Thomas Gerschman	2,046,875	(2)	7.84%
Common	Stephen Nagel	6,211,000		25.75%
Common	Philippe Nordman	10,236,690		42.44%
	Kenneth Bradley	-0-		-0-

	Thomas LeFort	-0-		-0-
Common	Executive Officers/Directors as a Group 2 (Persons)	8,275,875		31.69%

(1)	The address for all management is 16075 E. 32nd Ave #A, Aurora, Colorado 80011.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
During fiscal year ended June 30, 2008 and 2007, we incurred approximately $44,000 and $45,000, respectively, in fees to our principal independent accountant, Carver Moquist & O’Conner (CMO), for professional services rendered in connection with our year-end audits and the review of our quarterly financial.
Our principal accountants did not bill any other audit-related fees during the respective time periods.
TAX FEES
During the fiscal year ended June 30, 2008 and 2007, we incurred approximately $12,000 and $0 to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal income tax returns for the respective periods.
ALL OTHER FEES
During fiscal year ended June 30, 2008 and 2007, we incurred approximately $-0- to our principal independent accountants for professional services other than audit and tax services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kolorfusion International, Inc.

(Registrant)

By	/s/ Stephen Nagel

Stephen Nagel
President/Chief Executive Officer
Date September 29, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stephen Nagel Stephen Nagel Director
Date September 29, 2008

By	/s/ Thomas Gerschman Thomas Gerschman
Director
Date September 29, 2008

By	/s/ Thomas LeFort Thomas LeFort
Director
Date September 29, 2008

EXHIBIT INDEX
31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to 18 U.S.C. Subsection 1350