Form 10-Q
period 2008-09-30
KOLORFUSION INTERNATIONAL INC
filed 2008-11-14
CIK 1059397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
24,309,540 Common Shares and 1,076,923 Preferred Shares were outstanding as of November 11, 2008

KOLORFUSION INTERNATIONAL, INC.

KOLORFUSION INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS

	September 30	June 30
	2008	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,477	$7,009
Trade accounts receivable, net of allowance for doubtful accounts of $2,678 as of September 30, 2008 and June 30, 2008	119,077	131,202
Inventories, net	145,515	136,659
Prepaid expenses	13,454	13,454

Total current assets	290,523	288,324

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	306,165	325,856

OTHER ASSETS:
Other	31,296	27,600

Total other assets	31,296	27,600

	$627,984	$641,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$354,510	$368,630
Current portion of capital lease obligations	71,414	93,704
Accounts payable	220,900	253,998
Deferred revenue	40,000	45,000
Customer deposits	65,040	18,015
Accrued expenses	31,971	20,076
Accrued expenses due officer/stockholders	333,373	333,373
Advances from stockholder	50,968	40,968

Total current liabilities	1,168,176	1,173,764

Long-term debt, net of current portion	—	—

Capital lease obligations, net of current portion	140,185	134,228

Total Liabilities	1,308,361	1,307,992

STOCKHOLDERS’ DEFICIT:
Preferred stock Series C-1, $.001 par value, 10,000,000 shares authorized: 1,076,923 issued and outstanding	1,077	1,077
Common stock, $.001 par value, 100,000,000 shares authorized, and 24,309,540 issued and outstanding as of September 30 and June 30, 2008	24,310	24,310

Additional paid-in capital	11,098,834	11,096,617
Accumulated deficit	(11,804,598)	(11,788,216)

Total Stockholders Deficit	(680,377)	(666,212)

Total Liabilities and Stockholders Deficit	$627,984	$641,780

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	September 30	September 30
	2008	2007

Revenues:
Sales	$391,790	$507,361
License and royalty revenue	25,092	33,375

	416,882	540,736

Expenses:
Cost of sales	243,739	262,879
Selling, general and administrative expenses	167,499	245,448

Operating income	5,644	32,409
Interest expense	(22,026)	(15,765)

Net Income (loss) before taxes	(16,382)	16,644

Income tax provision	—	—

Net income (loss)	$(16,382)	$16,644

NET INCOME (LOSS) PER COMMON SHARE- BASIC	$0.00	$.0.00
Weighted average shares outstanding-basic	24,309,540	23,709,540
NET INCOME (LOSS) PER COMMON SHARE-DILUTED	$0.00	$0.00

Weighted average shares outstanding-diluted	24,309,540	31,794,155

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(16,382)	$16,644
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,217	2,217
Depreciation and amortization	19,690	79,820
Non-cash interest expense added to principle of long-term debt	2,400	2,400
Change in Operating Assets and Liabilities
(Increase) decrease in trade accounts receivable	12,125	(99,319)
(Increase) in inventories	(8,856)	(3,482)
(Increase) in other assets	(3,696)	—
(Decrease) in accounts payable	(33,098)	47,352
(Decrease) in deferred revenue	(5,000)	(709)
Increase in customer deposits	47,025	—
Increase in accrued liabilities	11,895	12,449

Net cash provided from operating activities	28,321	57,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on line of credit	—	(95)
Payments on long-term and short-term debt	(16,520)	(21,363)
Payments on capital leases	(16,333)	(11,876)
Advances from (repayments to) stockholder	10,000	(8,231)

Net cash used in financing activities	(22,853)	(41,565)

Increase in cash and cash equivalents	5,468	15,807

Cash and cash equivalents:
Beginning of period	7,009	1,617

End of period	$12,477	$17,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest	$19,626	$13,365

See Notes to Condensed Financial Statements.

KOLORFUSION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Condensed Financial Statements:
The condensed balance sheets as of September 30, 2008 and June 30, 2008, the condensed statements of operations for the three month periods ended September 30, 2008 and 2007, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2008 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.
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
Note 2. Earnings (Loss) per share:
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share includes the effect of all dilutive potential common shares (primarily related to stock options & preferred stock), unless the effect is anti-dilutive. Incremental shares attributable to the assumed exercise of stock options and conversion of preferred stock for the three months ended September 30, 2008 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.
Note 3. Stock Based Compensation:
Effective July 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share based-based payments, including grants of employee stock options and employee stock purchase plan shares, recognized in the income statement based on their fair values. The Company’s financial statements as of and for the three months ended September 30, 2008, reflect the impact of SFAS 123(R). SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.
SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in the Company’s Statements of Operations. The Company has recorded $2,217 of related compensation expense for the three month periods ended September 30, 2008 and 2007, respectively. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full income tax valuation. The compensation expense impacted both basic and diluted loss per share by $0.00 for the three months ended September 30, 2008 and 2007. As of September 30, 2008, $10,895 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.99 years.

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
Information regarding outstanding stock options as of September 30, 2008 is as follows:

Weighted
Average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Outstanding at June 30, 2008	3,000,000	$0.71
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2008	3,000,000	$0.71	$—	4.05

Exercisable at September 30, 2008	2,800,000	$0.67	$—	3.68

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Exercise	Number	Remaining	Average	Number	Remaining	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
$.38 - .50	1,325,000	2.80	$.44	1,325,000	2.75	$.44
$.75 - 1.00	1,575,000	4.94	$.89	1,475,000	5.00	$.89
$1.01-1.50	100,000	6.51	$1.50	—	—	—

$.38 - 1.50	3,000,000	4.05	$.71	2,800,000	3.68	$.67

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total aggregate intrinsic value of outstanding and exercisable options was $0.00 at September 30, 2008.

Note. 4 Debt:

	September 30,	June 30,
	2008	2008

Notes payable to related party, due dates expired and extended on a month-to-month, plus interest at 12%	$108,097	$105,697

Note payable to bank, payable on demand but no later than January, 2009, including interest at 5.5% at September 30, 2008, collateralized by substantially all assets and guaranteed by a Company stockholder	200,000	200,000

Note payable bank in monthly installments of principal and interest of $558.46 at 9.75% interest through September 2008, collateralized by specific equipment and guaranteed by a Company stockholder	—	1,648

Line of credit US Bank at 14% revolving month-to-month	5,057	5,057

Bank term note at prime rate plus 2% due in full May 2009 with monthly payments of $4,500	41,356	56,228

Totals	354,510	368,630
Less current portion	(354,510)	(368,630)

Long-term portion	$—	$—

Note 5. Capital Leases:
The Company leases various equipment under agreements that are classified as a capital lease. The equipment is leased under agreements which expire through January 2013 at various interest rates.
The gross amount of equipment and related accumulated depreciation recorded under capital leases was as follows at September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008

Equipment	$303,263	$303,263

Less: accumulated depreciation	(83,485)	$(68,789)

	$219,798	$234,474

Future minimum capital lease payments are as follows:

Years ending September 30

2009	$93,010

2010	57,007

2011	54,072

2012	39,024

2013	13,296

Thereafter	—

Total	256,409

Less amount representing interest	(44,810)

Net capital lease obligations	211,599

Less current portion	(71,414)

Long-term portion	$140,185

Note 7. Company’s Continued Existence:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses totaling $11,804,598. At September 30, 2008, the Company’s current liabilities exceeded current assets by $877,653. Management believes with continued growth within its existing customer base and additional known licensing negotiations in progress, the Company can achieve a positive cash-flow. Management is also seeking an additional investment or line of credit to support its plans for future growth and working capital needs. The Company, however, may not be able to continue to grow sales or obtain financing on acceptable terms or at all. If the Company is unable to obtain such financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.
Note 8. Deferred Revenue:
The Company had various sales contracts that are amortized into revenue over the contract period. The total amount of deferred revenue relating to these contracts was $40,000 and $45,000 as of September 30, 2008 and June 30, 2008, respectively.

Note 9. Recently Issued Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early application is not permitted.

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
Results of Operations:
For the three-month period ended September 30, 2008 compared to three-month period ended September 30, 2007:
The Company had a net loss of $16,382 for the three-month period ended September 30, 2008 compared to net income of $16,644 for the three-month period ended September 30, 2007. During the three-month period ended September 30, 2008, the Company generated $416,882 in gross revenues compared to $540,736 in gross revenues during the three-month period ended September 30, 2007 a decrease of $123,854. The decrease was primarily related to a decrease in processing or general sales of $391,790 for the three month period ended September 30, 2008 as compared to $507,361 the three month period ended September 30, 2007. During the three-month period ended September 30, 2008, the Company incurred $411,238 in expenses and cost of goods sold (selling & general administrative expenses were $167,499) as compared to the three-month period ended September 30, 2007 where the Company incurred $508,327 in expenses and cost of goods (selling & general administrative expenses were $245,448) a decrease of $97,089. Cost of sales as percent of revenues decreased to 41.5% for the three months ended September 30, 2008 compared to 51.4% for the three months ended September 30, 2007. The decrease in sales and gross margin during the comparable three month periods was primarily attributable to the loss of print sales with a higher margin to a significant licensee that the Company is in a testing phase to convert it to the new digital print methods from previous print methods.

The decrease of $77,949 in selling, general and administrative expenses is primarily related to the elimination of amortization of patents ($61,500 per quarter), which ended June 30, 2008. Interest expense increased due to additional debt on printing equipment and additional higher interest loans. Management anticipates profit margin will increase as the Company secures new customers and lowers the cost of processing and materials.
Liquidity and Capital Resources- Three month period ended September 30, 2008:
The Company has historically had more expenses than income in each year of its operations. The accumulated deficit from inception to September 30, 2008 was $11,804,598 and current liabilities are in excess of current assets in the amount of $877,653. The Company anticipates the further conversion of other existing note liabilities into stock, such amounts to include $692,438 which are due to the Company’s Board members either directly or indirectly through secured bank loans. The Company has been able to maintain a positive cash position through operations and additional financing activities. The Company is seeking to finalize an additional equity placement or working capital line during the next few months to support its plans for future growth and working capital needs.
The Company created $28,321 and $57,372 in positive operating cash flow for the three months ended September 30, 2008 and 2007, respectively. The decrease is primarily due to a larger loss as a result of decreased sales activity for the quarter. During the three-month period ended September 30, 2008, net cash flows used in investing activities was $-0-. During the three month period ended September 30, 2008, net cash flow used in financing activities was $22,853 compared to a net cash used of $41,565 for the three months ended September 30, 2007. This decrease in cash flow used in financing activities was primarily due to the Company receiving a $10,000 advance from a shareholder instead of making an $8,231 payment to them a year ago. No new debt arrangements were initiated during the three months ended September 30, 2008.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk for the effect of interest changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. As of September 30, 2008, the Company did not have any off-balance sheet investments or hedging investments.
Item 4. CONTROLS & PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out by the Company’s management, primarily Stephen Nagel, our Chief Executive Officer/President and Financial Officer.
Based on that evaluation, our Chief Executive Officer/President and Financial Officer have concluded that the disclosure controls and procedures were not effective due to a lack of segregation of duties in our accounting and financial functions, including our lack of financial expertise relating to our financial reporting and our quarterly close process. See our Form 10-KSB for additional information on this matter. Due to our lack of sufficient capital, management has concluded that with certain oversight controls that are in place, the risks associated with the lack of segregation of duties and lack of internal financial expertise are not sufficient to justify the costs of potential benefits to be gained by adding additional employees at this time. Management intends to periodically reevaluate this situation. If we secure sufficient capital, we expect to examine the possibility of increasing staffing to mitigate the current lack of segregation of duties within the accounting and financial functions.
Notwithstanding the material weaknesses referred to above that continued to exist as of September 30, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

(b) Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is from time-to-time a party to litigation arriving in the normal course of its business. The Company believes that none of these activities will have a material adverse effect on its financial condition or results of operations.
Item 1 A. Risk Factors
We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or a part of your investment.
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
(b) No reports on Form 8-K were filed during the three months ended September 30, 2008.

*	Files herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOLORFUSION INTERNATIONAL, INC.
Date: November 14, 2008	By:	/s/ Stephen Nagel
Director, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.